Form 10-K
period 1998-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 1999-04-15
CIK 1072702

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB
                              ---------------------

/x/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _________ to ____________

                         Commission file number 0-23859

                        FORTUNE ENTERTAINMENT CORPORATION
                 (Name of Small Business Issuer in its Charter)

          Delaware                                               88-04053347
 ------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)
                            ------------------------
                         2700 East Sunset Road, Suite 39
                             Las Vegas, Nevada 89120
                                 (702) 895-7812
          (Address and telephone number of principal executive office)
                              ---------------------
       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:

                                 Title of Class
                         Common Stock, $.0001 par value
                              ---------------------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /  /          No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Revenues for the issuer's most recent fiscal year were $  none        .

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 31, 1999 was $6,115,610.

                              ---------------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS


         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         As of March 31, 1999, the issuer had 15,039,870 shares of common stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes / / No /x/

                       DOCUMENTS INCORPORATED BY REFERENCE


================================================================================

                                     Part I

Item 1. Description of Business.

         (a)      Business Development

         Fortune Entertainment Corporation, a Delaware corporation (the "Company"), was incorporated on August 25, 1997, and is engaged in the acquisition, design and development of select gaming products which the Company intends to sell, lease and license, directly, through independent sales representatives and distributors and through joint marketing arrangements, in United States and international gaming markets.

         The Company's initial products are the Fortune Poker System, an interactive, progressive, tournament video terminal poker game which allows the player to play against the individual machine or other players, and "Rainbow 21," a blackjack game played on a modified felt layout, that permits each of the six players to wager on their own and any of the five other hands at once. The Company is in the early stages of marketing its products and has not realized any sales, lease or licensing revenue. The Company is also in the early stages of obtaining regulatory approvals which may be necessary in order to realize the initial revenues from its gaming products. See "Business of the Issuer."

         On September 16, 1997, the Company acquired FET, Inc., a Colorado corporation ("FET"), for 2,175,456 shares of Common Stock, on the basis of one share of Common Stock for each outstanding FET share. As a result of this acquisition, the previous shareholders of FET, as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, the business combination was accounted for as a reverse merger whereby FET was deemed to have acquired the Company. Accordingly, the accounts of the Company are based on the accounts of FET at their historic amounts and the accounts of the Company at their estimated fair values at the time of the transaction. See Notes to Consolidated Financial Statements.

         In October 1997, the Company acquired Fortune Entertainment Corporation, a Bahamas corporation ("Fortune Bahamas"), in exchange for 1,090,464 shares of the Company's Common Stock and an equal number of shares of each of the Company's three classes of Series A, Series B and Series C Preferred Stock. The Fortune Bahamas subsidiary holds the Company's interest in the Fortune Poker System. See "Business of the Issuer - Fortune Poker System and Material Acquisitions" below.

         The Company acquired the rights to the Rainbow 21 blackjack game in July 1998 from its developer, Team Rainbow, Inc., pursuant to an agreement dated November 19, 1997, as amended. In August 1998 the Company granted a non-exclusive one year license to Sodak Gaming Corporation to sell the Rainbow 21 game in Indian Owned Casino jurisdictions where lawfully permitted. See "Business of the Issuer - Rainbow 21 and Material Acquisitions" below.

         From April 1998 through August 1998 the Company purchased 131,250 shares or 11.3% of the outstanding common stock of Sega Gaming Technology, Inc., a Nevada corporation ("SGTI"), which had been acquired by its management from Sega Enterprises, Ltd. ("Sega of Japan"). SGTI is engaged under an agency agreement in the distribution and marketing of multi-player gaming machines based on machines developed by Sega of Japan. See "Business of the Issuer - Sega Gaming Technology, Inc."

         The market for gaming machines is world-wide and is subject to widely disparate and continually changing governmental regulatory requirements in the different jurisdictions where the use of gaming machines is permitted. In addition, the gaming machine industry is dominated by several large manufacturers with well established channels of distribution and adequate financial and manufacturing resources to meet the needs of the world wide gaming industry. As a new and smaller entrant in the gaming machine industry the Company's strategy is to place the initial emphasis for the distribution of its gaming machines on the United States Tribal Indian and Charity gaming markets. Because of the geographic proximity of these markets and the Company's evaluation of applicable regulatory reuirements, the Company believes it has or can obtain sufficient resources to market its gaming products and to obtain necessary regulatory approvals in these areas.

         As suitable opportunities arise, the Company also intends to market its machines in North American and international markets with distributors who would assume responsibility for meeting applicable regulatory requirements and for maintenance of the machines. The Company has been approached by an entity which is seeking to negotiate an exclusive distribution arrangement of this type covering Costa Rica.

         The Company is in the development stage and has not as yet realized revenues from the sale, lease or licensing of its products. Since its inception, the Company has expended over $729,468 in cash, issued 2,097,500 shares of Common Stock and incurred future cash payment obligations of $955,000 for the purchase and development of the Fortune Poker and Rainbow 21 gaming products. The Company has also agreed to issue additional shares or make cash payments in lieu thereof to the applicable sellers if the Company's Common Stock does not achieve and maintain a price level, as prescribed by the applicable agreements, of $2.00 per share in the case of the Fortune Poker acquisition and $2.25 per share in the case of the Rainbow 21 acquisition. See "Business of the Issuer - Material Acquisitions" below.

         The principal executive offices of the Company are located at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada 89120 (tel. no. 702-895-7812). The Company's common stock (the "Common Stock") is quoted on the NASD's OTC Bulletin Board (the "Bulletin Board") under the trading symbol "FETG." Unless otherwise indicated, the term "Company," includes the Company and its subsidiaries.

         (b)      Business of the Issuer

         The Company is engaged in the acquisition, design and development of select gaming products which the Company intends to sell, lease and license, directly, through independent sales representatives and distributors and through joint marketing arrangements, in United States and international gaming markets. The Company's two initial products are the Fortune Poker System, a progressive, multi-player draw poker video game, and the Rainbow 21 casino blackjack game. The Company has also made a minority investment in Sega Gaming Technology, Inc.

("SGTI"), which was formerly owned by Sega of Japan and is now engaged under an agency agreement in the distribution and marketing of multi-player gaming machines based on machines developed by Sega of Japan. The Company is not presently developing or seeking to acquire any other gaming products although it may do so in the future.

         Fortune Poker System. The system was developed by Professional Video Association, Inc., which was acquired by the Company's Fortune Bahamas subsidiary effective September 1997. See "Material Acquisitions - PVA" below. The system enables participants to play electronic poker on a video terminal. The player may choose to play against the individual machine or against other players on similar terminals at the same location or remote locations, in each case, for progressively larger payoffs. The Company has started the initial market presentation of the Fortune Poker system in various domestic venues, with initial emphasis on Charity Markets and Indian Tribal Casinos. Technical development of the Fortune Poker System is substantially completed and the Company has entered into a manufacturing arrangement which it believes would be adequate to meet any initial demand for the machines. The Company intends to distribute the product directly, through national gaming equipment manufacturers, through national or regionally based distributors, management companies affiliated with Indian Tribal Casinos and management consultants with ongoing relationships with casino managements. The Company plans to lease the machines under revenue sharing arrangements with the operators of gaming establishments. Based on its analysis of the development and growth potential of the gaming industry and current trends in the regulatory environment for the gaming industry, the Company also intends to pursue appropriate business strategies, including manufacturing and/or distribution joint ventures and strategic alliances, to distribute the Fortune Poker System in certain international markets where a local distributor would assume responsibility for marketing, regulatory compliance and maintenance of the machines.

         Rainbow 21. The Company acquired all of the patents and intellectual property rights related to a modified game of blackjack called "Rainbow 21" in July 1998. See "Material Acquisitions - Rainbow 21" below. The game is played on a standard blackjack table with a modified felt layout that permits each of the six players to wager not only on their own hands but also on any of the other five hands at once, thus allowing for up to thirty-six decisions per hand. The Company believes the additional wagering decisions allowed by the game generate player involvement and excitement while requiring only a minimal additional capital outlay by gaming operators who wish to install the system. Currently, Rainbow 21 has been approved for casino play in Nevada by the Nevada Gaming Control Board, in Mississippi by the Mississippi Gaming Commission and in New Jersey by the New Jersey Gaming Commission, but the transfer of the state licenses to the Company is subject to approval by the applicable state regulatory authorities. The Company intends to make application for such approvals within the next several months. The criteria generally applied by casino jurisdictions such as Nevada, New Jersey and Mississippi include evaluation of the responsibility, financial stability and character of the applicant and persons financially interested or involved in gaming operations. No assurance can be given as to the timing or costs that may be involved in obtaining such approvals or whether some or all of such state approvals can be obtained upon terms and conditions acceptable to the Company or at all. The Company may not sell or lease the Rainbow 21 game in these jurisdictions until approval is obtained.

         In August 1998 the Company granted a non-exclusive one year license to Sodak Gaming Corporation to sell the Rainbow 21 game in Indian Tribal casinos where lawfully permitted. The agreement provides that Sodak will use its best efforts to rent or lease the Rainbow 21 game to Indian Tribal casinos for a minimum monthly rental per game specified in the license. The license provides Sodak a discount after which the Company would realize $350 per month on the first 75 games and $300 per month on any additional games. As of the date of this report, Sodak has not rented or leased the Rainbow 21 games under the agreement and the Company has not derived any revenues therefrom.

         From April 1998 through August 1998 the Company purchased 131,250 shares or 11.3% of the outstanding common stock of Sega Gaming Technology, Inc., a Nevada corporation ("SGTI"), which had been acquired by its management from Sega Enterprises, Ltd. ("Sega of Japan"). SGTI is engaged under an agency agreement in the distribution and marketing of multi-player gaming machines based on machines developed by Sega of Japan, a worldwide leader in high-tech entertainment including the manufacture of electronic games, consumer products including home video games and the operation of amusement centers. See "Material Acquisitions - SGTI" below.



Marketing and Sales

         The Company is initially emphasizing the marketing of its existing products, the Fortune Poker system and the Rainbow 21 game, in the Native American and Charity gaming markets. The Company believes these markets offer fewer regulatory and competitive barriers to entry than other North American and international markets. See "Markets for Gaming Products" and "Government Regulation" below. The Company has two full time employees principally engaged in soliciting sales of the Company's products directly to Native American Tribes, charities and other potential users of gaming machines. The Company's sales staff also seeks to promote sales through independent distributors of gaming equipment.

         Fortune Poker System. The Company believes that the Fortune Poker System has the potential to become a commercially viable product in the video gaming machine industry. By allowing progressive play against many other players the system offers the opportunity for very high payoffs. In addition, the element of choice involved in selecting cards to throw away within the time limits imposed by the game also increases player excitement which can enhance casino profits. The system has been demonstrated at a gaming trade show and the Company maintains five working machines on display at a showroom in Las Vegas. The Company's initial market presentation of the system has begun in various domestic venues, including Indian Tribal casinos, but no sales of the product have as yet been made.

         The Company is placing less emphasis on the North American Legal Casino, Riverboat and Cruise ship and international markets, which, compared with the Native American and Charity markets, are more competitive, more highly regulated and subject to more disparate regulation. In addition, the legal casino and international markets are dominated by a few large financially strong companies with well established national amd world-wide channels of distribution.
                                      -4-

         The Company intends, initially, to lease its Fortune Poker system to the charity and Indian Gaming segment of the market through its own sales staff and through independent sales representatives and distributors. Under the Company's leasing plan, the cost to the operator will be based on a daily lease rate per unit, which reduces the initial capital outlay to the operator. In addition, the systems are modular so that as their popularity builds, the operator can add units to the system without abandoning the investment in existing units.

         The level of classification of Fortune Poker under the Indian Gaming Regulatory Act is an important elememnt in placing the product in operations located on Native American lands. Generally, Class II gaming is defined as gaming which may be conducted on Native American lands if the state in which the Native American reservation is located permits such activity for any purpose by any person. Class III gaming, which includes traditional casino table games and slot machines, on the other hand, may only be conducted pursuant to a compact reached between the Native American Tribe and the State in which the Tribe is located. The Company's business will be impacted based upon how its products are classified. See "Government Regulation" below.

         The Company, on February 20, 1999, submitted a request for an advisory opinion from the National Indian Gaming Commission ("NIGC") that the Video Poker system should be classified as a Class II activity on the grounds that the Fortune Poker system is an electronic adaptation of draw poker which, unlike a traditional slot machine, is not expressly prohibited by any other Federal law or by the gaming laws of at least some states. The granting of the advisory opinion would not eliminate legal requirements to obtain NIGC approval of specific arrangements with any Native American tribe and there can be no assurance the Company's request for an advisory ruling will be granted. The NIGC's denial of the request, depending on the reasons for the denial, could have a material adverse effect on the Company by limiting the Company's marketing activities to the more highly competitive legal casino and native American Class III markets.

         The Class II market includes a much larger number of tribal operators than those who conduct compacted casino style operations. In addition, the large manufacturers which tend to dominate the gaming machine industry do not generally compete in the Class II market at least in part because their products are designed to fall under the Class III category.

         The Company has made several presentations and demonstrations of Fortune Poker to native American tribes. The Company has had discussions with a number of distributors and conducted some joint marketing activities, but has not entered into any distribution arrangements for the Fortune Poker system. Discussions are also being held with an independent distributor to place in excess of 1,000 units on a joint-venture basis on Native Indian operations. The Company cannot predict whether any of these demonstrations or discussions will result in any sale or lease of the Company's Fortune Poker product.

         The Company has been approached by an entity seeking exclusive distribution rights for the Company's Fortune Poker system in Costa Rica. The Company and the prospective distributor are discussing an arrangement providing for the payment of a licensing fee and monthly royalty based on gross revenue with a minimum annual payment to the Company. The distributor would be responsible for obtaining necessary Costa Rican regulatory approvals, compliance with Costa Rican laws and maintenance of the equipment in Costa Rica, while the Company would provide the distributor's personnel training and technical support from the United States. These discussions are at an early stage, and there can be no assurance that the discussions will result in a distribution agreement or that any distribution arrangement will be a commercial success.

         Rainbow 21. The Company has acquired all the patents and intellectual property rights relating to the Rainbow 21 blackjack game, which has been approved for casino play in Nevada by the Nevada Gaming Control Board, in Mississippi by the Mississippi Gaming Commission and in New Jersey by the New Jersey Gaming Commission. The transfer of each state license is subject to approval by the applicable state regulatory authority. The Company intends to file applications to approve the transfer in all three states over the next several months. See "Government Regulation" below.

         Competition. In order to achieve commercial sales of its gaming products, the Company must compete with many well-established U.S. and foreign manufacturers in the gaming machine market. The primary competitors in the gaming machine industry are Bally Gaming, Inc., a subsidiary of Alliance Gaming Corporation, International Game Technology and Sigma Game, Inc. Somewhat smaller but nevertheless well-established gaming machine manufacturers include Anchor, Aristocrat, Casino Data Systems, Silicon Gaming, Inc., Video Lottery Consultants, Inc., a subsidiary of Video Lottery Technologies, Inc., and WMS Industries, Inc. All of these companies have developed gaming products and are either authorized to sell products or are in the licensing process in many U.S. gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronic, Cirsa, Franco and Novomatic. All of the Company's principal competitors are significantly larger, well established in the gaming industry and are better capitalized than the Company, all of which factors could adversely affect the Company's ability to compete.

         The most significant competitive factor influencing the purchase of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines and the customer's return on investment.

Material Acquisitions

         Fortune Entertainment Corporation (Bahamas). In October, 1997, the Company acquired all of the issued and outstanding shares of Fortune Entertainment Corporation, a Bahamas corporation ("Fortune Bahamas") in exchange for 1,090,464 shares of the Company's Common Stock, 1,090,464 shares of the Company's Series A Preferred Stock, 1,090,464 shares of the Company's Series B Preferred Stock and 1,090,464 shares of the Company's Series C Preferred Stock. Each share of Series A, Series B and Series C Preferred Stock is presently convertible into one share of Common Stock.

         Professional Video Association, Inc. Effective September 1997, the Company acquired Professional Video Association, Inc., a Maine corporation ("PVA") pursuant to a Purchase and Sale Agreement between the Company's subsidiary, Fortune Bahamas, and Video Lottery Consultants, a Maine corporation ("VLC") and William M. Danton ("Danton", together with VLC, the "Danton Group") dated September 5, 1997 and amended January 27, 1998, January 29, 1998, March 12, 1998, July 9, 1998 and March 9, 1999 (the "PVA Agreement") for a consideration of 1,647,500 shares of Common Stock, cash payments of $706,986 made through December 31, 1998, and remaining cash payments, secured by the stock of PVA, of $200,000 due January 7, 1999, $250,000 due June 10, 1999 and $255,000 due August 10, 1999. The Company also issued an additional 200,000 shares of Common Stock in payment of a finder's fee in connection with the transaction. PVA was originally formed to take advantage of the patent rights (the "Intellectual Property") of a video poker game software known as PVA Electronic Tournament Poker ("Fortune Poker"). In addition, the PVA Agreement provides for the payment to the Danton Group of 20% of all up front licensing fees paid to the Company. Commencing 120 days after the Company's first fiscal year ending after November 25, 1997 (the "Trigger Date") and for every year thereafter until the expiration of the patent(s) constituting the Intellectual Property, the Company is obligated to issue Common Stock to Danton equivalent to certain predetermined percentages (ranging from 2% in year 1 to 10% when net earnings before income tax, depreciation and amortization from the Intellectual Property are at least $10,000,000) times net earnings divided by the average share price of the Common Stock trading on the Bulletin Board for the last thirty trading days of the fiscal year.

         The PVA Agreement requires the Company to use its best efforts to file by April 30, 1999, a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issued to the Danton Group and also provides that if during the period commencing on the date (the "Trading Date") when all of the stock issued is fully registered under the Securities Act of 1933 as amended, and freely transferable and not subject to restrictions on transferability of any kind whatsoever, and ending on a date sixty (60) days after the Trading Date (the "60th Day"), the shares of the Company trading on the Bulletin Board have not for forty-five (45) days had a closing bid price per share of at least $2.00 on the Bulletin Board, then, to the extent the stock is held on the 60th Day by the assigned holders or their respective family members or affiliates, the Company shall pay to such holder or holders, or any portion thereof, for each such share of the Company, the difference between (A) $2.00 and (B) the greater of $0.50 and the average bid closing price of the Common Stock trading on the Bulletin Board for the ten (10) days preceding the 60th Day (the "Average Price"). The Company agreed to pay such difference on or before June 9, 1999 in cash, or, at the Company's option, in stock. The Company also agreed to cause such stock to be fully registered under the Securities Act of 1933 as amended and freely transferable with no restrictions on transferability of any kind whatsoever within 180 days of issuance of any stock by the Company. If the Company elects to issue such stock for the difference, the number of shares to be issued shall be determined by dividing the difference by the Average Price.

         If the Company fails to meet its obligations described above to register its Common Stock or to make cash payments, the agreements provide that the Danton Group has the right to recover 60% of the PVA stock without cost and
(ii) acquire the remaining 40% of the PVA stock by returning to the Company all except 147,500 of the 1,647,500 shares of the Company's Common Stock delivered by the Company, and all of the cash payments made by the Company, in payment of the purchase price for PVA. Until the Company satisfies these conditions, the Company has agreed that it will not change its bylaws or certificate of incorporation; sell, convey or transfer any of the assets associated with the purchase agreement; or incur any debt, liability or other obligation outside of the ordinary course of business without the prior written consent of the Danton Group.

         The Company paid $140,000 and agreed to issue 100,000 shares of common stock to the Danton Group in consideration of the Danton Group extending the time for performance of some of the Company's obligations under the agreements. See Note 3(b) of Notes to Financial Statements.

         Pursuant to the PVA Agreement, the Company acquired PVA's rights under a Manufacturing Agreement and Software Release Agreement with Amusement World, Inc. Under the agreement, as amended, Amusement World, Inc. is granted the exclusive right to manufacture PVA terminals for the Company until April 23, 2008. The cost to the Company for each PVA terminal will range from $2,700 to $3,600 depending upon the type of terminal ordered by the Company. The cost of the PVA terminals will increase based upon increases in the Consumer Price Index. In the event the Company defaults in any of its obligations under the Manufacturing Agreement, the Company is required to assign its rights under the Manufacturing Agreement and the Software release Agreement to the Danton Group.

         Sega Gaming Technology, Inc. Pursuant to an agreement among the Company, Andrew Kaneb and Marcela G. Kaneb dated April 9, 1998 and a separate arrangement with three other shareholders of Sega Gaming Technology, Inc. ("SGTI"); the Company has acquired 131,250 shares, or 11.13%, of the common stock of SGTI for a total consideration of $1,071,250. See "Business of the Issuer" above.

         Team Rainbow. Pursuant to various agreements as most recently amended by a Purchase and Sale Agreement dated July 22, 1998 (the "TR Agreement"), the Company acquired all of the rights, assets (including intellectual property rights), and business of Team Rainbow relating to a multi-positional blackjack game known as "Rainbow 21". The purchase price is as follows:

         Cash:             $272,500;
         Shares:           250,000 shares of the Common Stock;

         The agreement provides that, if during the last five trading days in the twelfth month after the Option Exercise Date (as such term is defined in the TR Agreement), the simple average closing price for the shares on the public market
                                       -8-
on which they are traded (the "Market Price") does not equal or exceed $2.25 per share, the Company shall either:

         1. pay to Team Rainbow the difference between $562,500 and 250,000 multiplied by the Market Price (the "Difference"), or

         2. deliver to Team Rainbow additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.

         Rainbow 21 is patented under US Patent Number 5,390,934 on February 21, 1995 and the artwork (graphics) is patented under US Patent No. 5,494,296 dated February 27, 1996. See "Business of the Issuer - Rainbow 21" above.


Patents, Copyrights and Trade Secrets

         The Company relies on a combination of patent, trade secret, copyright and trademark law, non-disclosure agreements, and technical security measures to protect its products. Notwithstanding their safeguards, it is possible for competition of the Company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

         The Company's intellectual property includes United States Patent No. 4,648,604 (the Fortune Poker Patent), expiring 2004, United States Patent No. 5,390,934 dated February 21, 1995 (the "Rainbow 21 Patent"), expiring April 11, 2003, and United States Patent No. 5,494,296 dated February 27, 1996 (the Rainbow 21 Graphics Patent"), expiring February 5, 2015.

Employees

         As at December 31, 1998 the Company had eight (8) full-time employees, none of whom is represented by any labor union. Two of the employees are engaged in marketing and sales activities; two are engaged in technical operations and the four remaining employees are engaged in financial, administrative and clerical matters.


Government Regulation

         The Company's proposed operations are subject to state and local gaming laws as well as various federal laws and regulations governing business activities with Native American tribes. The state and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected.

         The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGRA"). Under IGRA, certain types of gaming activities are classified as Class I, Class II or Class III. The Company is seeking an advisory opinion from the National Indian Gaming Commission that its Fortune Poker system gaming machine should be classified as a Class II activity. The classification is important because the Company believes competitive and regulatory conditions are more favorable in the Class II market.

         Fortune Poker System. The Company is pursuing regulatory approval for its Fortune Poker system in several states. The Company has two full time employees on its technical staff who are able to address almost all of the questions raised by licensing authorities and to conduct or oversee laboratory testing of the equipment comprising its products. When the Company's staff lacks any necessary technical expertise, the Company intends to engage expert consultants to assist it in addressing issues that may arise through the licensing approval process.

         Rainbow 21. The Company has acquired all the patents and intellectual property rights relating to the Rainbow 21 blackjack game. Currently, Rainbow 21 has been approved for casino play in Nevada by the Nevada Gaming Control Board, in Mississippi by the Mississippi Gaming Commission and in New Jersey by the New Jersey the New Jersey Gaming Commission. The transfer of each state license is subject to approval by the applicable state regulatory authority. Each state has its own application process and the Company, as of the date of this report, has not applied to any of the states although it intends to intends to pursue applications for transfer in all three states over the next several months.

         Native American Gaming. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 ("IGRA"). The principal goal of the Act was to promote tribal economic development, self-sufficiency and to ensure honesty and verifiable accounting. To further these goals, Congress gave tribes the exclusive right generally to regulate gaming activity on Indian lands, provided "the gaming activity is not specifically prohibited by federal law and is conducted within a state that does not, as a matter of criminal law and public policy, prohibit such activity,"

         The Act separates all gaming activities on Indian reservations into three classes, each of which is subject to differing degrees and mixes of tribal, state and federal jurisdiction and regulations:

     (i) CLASS I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes.

     (ii) CLASS II gaming includes specific games of chance listed in the statute, and games of skill, but subject to well-defined structures set forth in the Act. This class of gaming includes Bingo, pull-tabs,lotto, punch boards, instant Bingo, and certain card games played under limited circumstances, and other games similar to Bingo, if those games are played at the same location where Bingo is played. In addition, the statute specifically excludes from Class II
            (i) banked card games including Baccarat, Chemin de fer, or Blackjack, and certain categories of non-banked card games and (ii) electronic facsimiles of games of chance or slot machines. CLASS II gaming on Indian lands is within the exclusive jurisdiction of Indian tribes.

         (iii) CLASS III gaming consists of all forms of gaming that are not in Class I or Class II, such as video casino games, slot machines and most table games such as Blackjack, Craps and Keno. Generally, Class II gaming may be conducted on Native Indian lands if the state in which the Native American reservation is located permits such gaming for any purpose, by any person. Class III gaming, on the other hand, may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. More than two dozen states permit various forms of Class III gaming pursuant to compacts with Native American tribes.


         Nevada Regulation. The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission and State Gaming Control Board (the "Nevada Commission"), and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada Commission seek to
(i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. A Nevada gaming licensee is subject to numerous restrictions. Licenses must be renewed periodically and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine sold by the Company in Nevada must first be approved by the Nevada Commission, which may require subsequent machine modification. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

         The Company is not licensed by Nevada as a gaming machine manufacturer nor has the Fortune Poker video poker machine been licensed as an authorized gaming machine by Nevada authorities. Although the Company intends initially to market the Fortune Poker system in the Native American Tribal Casino and Charity markets, the failure of the Company or the Fortune Poker system to meet Nevada licensure standards and obtain applicable Nevada licenses would prevent the sale or marketing of the Fortune Poker system as well as the Rainbow 21 game in Nevada and could have a material adverse effect on the Company's ability to market its products in other markets. While the Company anticipates that it will meet Nevada standards, there can be no assurance that it will in fact be able to do so.

         Other Jurisdictions. Many other jurisdictions which represent potential markets for the Company's products require various licenses, permits, and approvals in connection with the manufacture and/or the distribution of gaming devices, and operation of progressive systems, typically involving restrictions similar in most respects to those of Nevada.

         No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.


Markets for Gaming Products

         The gaming industry consists of both domestic (North American) and international markets. Since the early 1980's, slots and video machines have grown to be the largest revenue generators in North American casinos. In this same period, hardware and software advances allowed for application of video graphics to gaming devices. Using these techniques, International Game Technology (IGT) was the first company to introduce video poker. The Fortune Poker system offers an important advantage over conventional slot machines because the system is interactive, allowing the player to decide which cards to hold or discard during the hand. This feature allows the outcome to be influenced by the player, an attribute unavailable in reel-based slot machines.

         In the late 1980's, a category of gaming machines called "Progressives" was introduced and became very popular. The progressive configuration generally consists of traditional reel-based machines linked together by a computer network that allows them to share a common jackpot which is usually much larger than the jackpot that a single, unlinked machine could support. Progressive jackpots are usually several million dollars, and have occasionally exceeded $10 million. Progressives may be linked locally within a bank of a few machines, across an entire casino, or across an entire state. IGT is the dominant competitor in the Progressives market. Slot machines, video gaming machines and similar devices are the dominant source of gaming revenue for casino operators in most US markets.

         Native American Gaming. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 ("IGRA"). The Act separates all gaming activities on Indian reservations into three classes, each of which is subject to differing degrees and mixes of tribal, state and federal jurisdiction and regulations. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Generally, Class II gaming may be conducted on Native Indian lands if the state in which the Native American reservation is located permits such gaming for any purpose, by any person, while Class III gaming consists of all forms of gaming that are not in Class I or Class II, such as video casino games, slot machines and most table games such as Blackjack, Craps and Keno and may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. At June 30, 1998, the installed base of gaming machines within Native American operations was approximately 80,000 machines.

         Riverboat Gaming. Riverboat-style gaming began in Iowa during 1991 and as of September 1998 was operating in six states. In 1998, the riverboat gaming installed base was estimated at 94,400 games.

         Cruise Ships. There are approximately 23 registered cruise ship casinos operating in the United States, principally in the Florida area, but also located along the East Coast and the Gulf of Mississippi. The cruise ship market has been estimated to have approximately 18,400 gaming machines in place.

North American Casino Markets.

         (i) Nevada. The most established North American gaming markets are Nevada and Atlantic City. Nevada is both the oldest and largest market for gaming products with an installed base of approximately 197,100 gaming machines.

         (ii) Atlantic City. Atlantic City is the second-largest gaming market in the Northern Hemisphere. The installed base for the Atlantic City market is approximately 36,000 gaming machines.

         (iii) Canada. Various Canadian provincial governments have approved and are operating gaming facilities, with an installed base of 124,000 machines. The following provinces have casino style gambling: Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, Saskatchewan and Yukon. The total installed base of gaming machines in Canadian casinos at September 30, 1998 was approximately 17,600.


         Other North American Markets. Colorado and South Dakota offer limited stakes casino-style gaming throughout specified historic mining towns. Colorado currently has an installed base of nearly 13,600 gaming machines in the cities of Black Hawk, Central City and Cripple Creek.


         International Markets

         Internationally, machines have proven to be appealing to players, but table games continue to represent the majority of revenues. The legalization of certain casino and machine gaming occurred in Africa, Eastern Europe and South America during 1997.

         Demand for gaming products also exists in international jurisdictions. Traditionally, gaming in international markets has consisted of both casino-style gaming, private clubs and, in some countries, smaller-scale gaming halls. International casinos commonly target the tourist population and are usually located in large urban areas or designated tourist locations. The number of large-scale casinos per jurisdiction may be limited by the government. The casinos may be privately-owned, government-owned or a joint venture between the state and a private operator. Frequently, the investment in these facilities is significant and therefore often managed by world-wide casino operators. In addition, there are corporate and charity-run operations.

         The number of machines within gaming halls is usually fewer than what is found in casinos and it is common to find numerous halls located throughout a jurisdiction. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than actual coins. These gaming establishments are usually privately owned and, due to the smaller size of the locations, the investment required is significantly less than that for casino developments.

         (i) Australia and New Zealand. The Australian market is the most established jurisdiction for gaming products outside of North America. Casino-style gaming has existed in Australia since 1973 and in the pub and club market since 1956. The installed base for the Australian market is approximately 156,700 gaming machines in legalized casinos, pubs and clubs.

         Gaming also exists in New Zealand in the form of casino-style gaming and gaming in pubs and clubs. Casino-style gaming was introduced in New Zealand during fiscal 1995, with the commencement of operations at the Christchurch Casino. The installed base for all sectors of the New Zealand market is approximately 13,000 gaming machines.

         (ii) The United Kingdom and Germany. The United Kingdom's coin machine business is dominated by low level gambling machines in what is one of the most stable markets in Europe. There are in excess of 20,000 skill games with prizes placed in pubs, amusement centers, bingo clubs and arcades, with more than 40% of these machines presently located in pubs. These are in addition to standard amusement machines, including pinball and video, which realize a high level of play. The German amusement industry includes 240,000 machines located in arcades across the country which currently generate annual gross revenues of approximately $4 billion.

         (iii) South Africa. In 1996, the Government of South Africa took steps to expand legalized gaming with the passing of national legislation. The gaming legislation in South Africa permits the nine provinces to license a total of 40 casinos. The market is divided by province, with each of the nine provinces determining the timing and granting of the licenses. There are currently 21 licensed casinos in the country, although it is anticipated that as many as eight of the existing operations will be required to close under the provisions of the National Gambling Act.

         The nine South African provinces are in various stages of implementing the provisions of the National Gambling Act. The National Gambling Act and most of the provincial gambling bills also authorize limited payout gaming machines ("LPM") (limited in number, wager and payout) in other venues such as bars, taverns, and social or sports clubs. Licensing will be available for operators in both casino style and LPM gaming. All suppliers must be licensed and meet technical specifications in the gaming markets. The specific limitations will be defined in each province's regulations.

         Notwithstanding the growth of domestic and international gaming markets, there can be no assurance that the Company will be able successfully to commercialize its gaming products. The Company has not as yet realized any commercial revenues from its products and faces substantial competition in the gaming industry from numerous much larger, better established and better financed competitors.

Year 2000

         The Company has conducted a review to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operation or financial statements. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.


Item 2. Description of Property.

         The Company's principal executive offices are located in Las Vegas, Nevada. In addition, the Company has a Canadian subsidiary office located in Vancouver, British Columbia.

         The Company leases 1,036 square feet of space for its executive offices at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada. The lease is for a term expiring February 28, 1999, at a rent of $1,875 per month, with an option to renew on the same for a six month term expiring August 31, 1999.

         The Company also leases 3,433 square feet of office space at 543 Granville Street, Vancouver, British Columbia, Canada. The space is under two separate leases which expire February 28, 2002 as to 2,333 square feet and April 30, 2002 as to 1,100 square feet. The total rent payable under both the leases is $27,000 per annum at current exchange rates.

Item 3. Legal Proceedings.

         The Company's subsidiary, Fortune Entertainment Corporation of British Columbia, Canada, commenced an action in the Vancouver Registry of the Supreme Court of British Columbia on May 6, 1998 against Advanced Gaming Technology, Inc. to recover $990,000 as a debt owed by defendant to plaintiff pursuant the defendant's written agreement made March 30, 1998 to pay plaintiff $990,000 to repurchase from plaintiff the plaintiff's right to participate in defendant's interest in a United Kingdom bingo project. Subsequently, Advanced Gaming Technology filed for protection under Chapter XI of the United States Bankruptcy Act and the Company's action is in abeyance. See Note 5 of Notes to Consolidated Financial Statements.

         In addition, the Company is engaged in routine litigation incident to its business which would not, in the opinion of the Company, individually or in the aggregate, have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Common Stock is quoted on the Over the Counter Bulletin Board under the symbol "FETG". The following table presents the high and low closing bid quotations for the Common Stock as reported by the National Quotation Bureau for each quarter beginning May 8, 1998 when the stock was first quoted. Such prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                        Closing Bid
         Period                                   Low                   High
         ------                                   ---                   ----

         May 8, 1998 - June 30, 1998          $ .53125                $ 2.00000
         July 1, 1998-September 30, 1998        .87500                  1.96875
         October 1, 1998-December 31, 1998      .40625                   .78125
         January 1, 1999-March 31, 1999         .46875                  1.15

         As of June 18, 1998, the Company's Common Stock has been authorized to trade in Germany on the Berlin Stock Exchange under the symbol "FET".

         The Company has approximately 322 record holders of its Common Stock.

         The following sets forth certain information regarding sales of, and other transactions with respect to, securities of the Company issued during the past three years (or since inception), which sales and other transactions were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise indicated, no underwriters were used in such transactions.

         (i) On August 26, 1997, the Company issued 100 common shares for net proceeds of $10 to Bona Vista West Ltd. These shares were privately offered and issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

         (ii) On September 16, 1997, as consideration for the merger of FET, Inc., a Colorado Corporation, with and into the Company, the Company issued 2,175,456 common shares to the former shareholders of FET, Inc. in an offering exempted from registration under Rule 504 of Regulation D of the Securities Act.

         (iii) On September 17, 1997, the Company issued 999,900 common shares for net proceeds of $100 to Bona Vista West Ltd. These shares were privately offered and issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act")

         (iv) Pursuant to Subscription Agreements dated September 22, 1997 and October 10, 1997, the Company issued 75,000 shares for a net proceeds of $72,000 (60,000 shares @ $0.95 and 15,000 shares @ $1.00). These shares were issued pursuant to the exemption afforded by Regulation S under the Securities Act.

         (v) On October 14, 1997, the Company issued 1,090,464 common shares, 1,909,464 shares of Series A Preferred Stock, 1,090,464 shares of Series B Preferred Stock, 1,090,464, shares of Series C Preferred Stock in exchange for all the issued and outstanding shares of Fortune Bahamas. Each share of the Company's Preferred Stock is, at the option of the holder, convertible into one share of the Company's Common Stock on and after the following dates: Series A Preferred Stock-May 20, 1998, Series B Preferred Stock-August 20, 1998, Series C Preferred Stock-November 20, 1998. (See "Description of the Business--Business of the Issuer-Material Acquisitions") These shares were issued as a private offering under Rule 504 under Regulation D of the Securities Act.

         (vi) In October 1998, the Company entered into a Subscription Agreement with a non-US person in an offshore transaction pursuant to which it issued 125,000 shares of Common Stock for net proceeds of $250,000. The Company relied upon the exemption from registration afforded by Regulation S.

         (vii) On November 1, 1997, the Company issued 15,000 common shares for a consideration of $15,000 in a private offering. The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (viii) Pursuant to an Agreement dated November 19, 1997, as amended, with Team Rainbow, Inc., the Company issued 250,000 common shares to Team Rainbow, Inc. in payment of a portion of the consideration for the Rainbow 21 blackjack game acquired from Team Rainbow, Inc. These shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. (See "Description of the Business--Business of the Issuer-Material Acquisitions").

         (ix) On March 12, 1998, the Company issued and sold 35,000 common shares to Theodore Silvester Jr. for $70,000 and 470,000 common shares to Anastasia Danton for $940,000 in payment of a portion of the purchase price for the acquisition of Professional Video Associates, Inc. (See "Description of the Business--Business of the Issuer-Material Acquisitions" ) The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (x) In March, 1998, the Company issued 150,000 common shares as a finder's fee for the introduction of SGTI to the Company. These shares were privately offered and issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act. (See "Description of the Business-Business of the Issuer-Material Acquisitions").

         (xi) In April 1998, pursuant to Subscription Agreements, the Company issued 17,000 common shares of the Company to for an aggregate amount of $20,400. In the same month, the Company issued 690,000 units (each unit comprising of one common share and one share purchase warrant entitling the holder to purchase an additional common share of the Company @ $0.75) for net proceeds of $517,500. For these transactions, the Company relied upon the exemption afforded by Regulation S.

         (xii) Through December 31, 1998, the Company issued 959,600 common shares upon conversion of Series A Preferred Stock; 858,600 common shares upon conversion of Series B Preferred Stock and 601,886 common shares upon conversion of Series C Preferred Stock. The shares were issued under Rule 504 of Regulation D of the Securities Act.

         (xiii) On April 1, 1998, the Company issued 200,000 common shares to Moorgate Mgmt. Inc. in consideration of services rendered to the Company under the exemption afforded by Section 4(2) of the Securities Act.

         (xiv) On April 1, 1998, the Company issued 340,000 common shares to David B. Jackson and 340,000 common shares to BMD Financial Inc. in each case for a consideration of $102,000, and 275,000 common shares to D. Bruce Horton for a consideration of $82,500, in each case upon the exercise of certain options, at $0.30 per share. The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xv) On April 3,1998, the Company issued 200,000 common shares in consideration of services rendered to the Company in connection with the Company's acquisition of Professional Video Associates, Inc. (See "Description of the Business--Business of the Issuer-Material Acquisitions"). The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xvi) In May 1998, the Company issued 22,000 common shares for a consideration of $24,000. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xvii) In May 1998, pursuant to Subscription Agreements, the Company for a consideration of $26,400 issued 22,000 common shares. In addition, pursuant to an Offshore Subscription Agreement, the Company issued 100,000 units, each unit comprising of one common share and one share purchase warrant entitling the holder to purchase one additional share for $0.75 in year one and $0.90 in year two for net proceeds of $75,000. These securities were issued pursuant to Regulation S.

         (xviii) On May 22, 1998, the Company issued 995,000 common shares to WWT & T Ltd., 37,500 common shares to Stephen Holniker, 10,000 common shares to Richard Falck, 70,000 common shares to Neil Glassman and 30,000 common shares to Steven Angstreich in payment of a portion of the purchase price for the acquisition of Professional Video Associates, Inc. (See "Description of the Business--Business of the Issuer-Material Acquisitions.") The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xix) On May 27, 1998, the Company issued 37,500 common shares to Stratford Technologies, Ltd. in consideration of services rendered to the Company. The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xx) On June 18, 1998, the Company issued 200,000 common shares for in connection with the acquisition of certain assets of Team Rainbow, Inc. (See "Description of the Business--Business of the Issuer-Material Acquisitions.")

                 The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xxi) In June and July, pursuant to Offshore Subscription Agreement, the Company issued 1,000,000 Units in four separate transactions, each Unit comprising of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at $0.75 in year one and $0.85 in year two. The Company realized net proceeds of $750,000 and the Units were issued pursuant to the exemption afforded by Regulation S under the Securities Act.

         (xxii) On June 20, 1998, the Company issued 50,000 common shares in respect of legal services rendered to the Company. The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xxiii) On July 22, 1998, the Company issued 50,000 shares to Team Rainbow Inc. in connection with the acquisition of certain assets of Team Rainbow, Inc. (See "Description of the Business--Business of the Issuer-Material Acquisitions.") The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xxiv) On July 27, 1998, the Company issued 50,000 shares to Fortune Capital Management Inc. upon exercise of options for an aggregate consideration of $37,500 in a private offering. The company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xxv) On July 28, 1998, the Company issued 150,000 common shares to Lines Overseas Management Ltd. upon exercise of options for an aggregate consideration of $112,500 in a private offering. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act.

         (xxvi) On August 21, 1998, pursuant to an Offshore Subscription Agreement, the Company issued 433,333 units (each Unit consisting of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company's stock at $0.75 per share until August 21,
                  2000). The Company realized net proceeds of $325,000 and the Units were issued pursuant to the exemption afforded by Regulation S under the Securities Act.

         (xxvii) On November 18, 1998, pursuant to an Offshore Subscription Agreement, the Company issued 100,000 units (each Unit consisting of one common share and one common share purchase warrant entitling the holder to purchase an additional common share of the Company at $0.50 per share until November 18, 1999, and thereafter at $0.60 until November 18, 2000. The Company realized net proceeds of $50,000 and the Units were issued pursuant to the exemption afforded by Regulation S under the Securities Act.

         (xxviii) In December of 1998, pursuant to Offshore Subscription
                  Agreements, the Company issued 900,000 Units in seven transactions, each Unit consisting of one common share and one common share purchase warrant entitling the holder to purchase one additional common share of the Company at $0.50 per share during the first year after the applicable closing and $.60 during the second year after the applicable closing. The Company realized net proceeds of $450,000 and the Units were issued in reliance on the exemption afforded by Regulation S under the Securities Act.

         With respect to the sales made in reliance on the exemption afforded by
Section 4(2) of the Securities Act, (i) no advertising or general solicitation was employed in offering the securities, (ii) the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by the Company, (iii) all purchasers were sophisticated investors who were capable of evaluating the merits and risks of the investment and had access to the type of information that would be included in a registration statement with respect to the securities and (iv) each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Securities Act of 1933.


Dividends

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

         Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis of financial conditions, results of operation and plan of operation should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this form 10-KSB.

General

         The Company has completed the acquisitions of the Fortune Poker and Rainbow 2ITM games which form the core products of the Company's business. The Company's plan is to develop these two businesses into revenue and profit producing operations.

         The Company has incurred a loss of $3,027,209 for the year ended December 31, 1998. This compares to a loss of $1,456,114 from August 25, 1997 (date of inception) to December 31, 1997. The Company is still a development stage enterprise and is expected to incur additional losses prior to the commercialization of its two intellectual properties - Fortune Poker and Rainbow
21. The Company's working capital at December 31, 1998 is not sufficient to meet its current commitments as they are presently structured. Management recognizes that the Company must generate additional resources or consider reduction in operating costs to enable it to continue operation with available resources.

         The Company requires working capital on an ongoing basis to fund current operations. The Company relies from time to time on short-term borrowings, issuance of notes payable, issuance of convertible promissory notes, and the issuance of restricted common stock to fund its operating activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company, as it has done in the past, intends to continue to meet its capital requirements through these means on an as-needed basis.

         The decrease in liquidity and capital resources during the past year and one-half reflects the stage of development of the business where the capital resources have been utilized to acquire and develop assets.

         The Company is presently negotiating and investigating a number of potential sources of financing.

         The Company has not, to date, generated any revenues from product distribution. The Company is seeking to obtain an advisory opinion from the National Indian Gaming Commission that The Fortune Poker system should be classified as a Class II activity under the National Indian Gaming Regulatory Act. The Company believes its business and revenue generating ability would be significantly improved if the advisory opinion is granted. The Native Indian gaming market is the initial target market for the Company and the Company intends to seek to enter into revenue sharing agreements with various Tribal governing bodies when and if Class II classification is achieved.

         The Company's products are subject to state and local gaming laws, as well as various federal laws and regulations governing business activities with North American Tribes. The progress that the Company is able to accomplish in commercializing its technologies and products is a function of the regulatory process as well as its financing and marketing activities.

         The Company anticipates it will receive product orders for the Fortune Poker technology when regulatory approval for the product has been obtained. At that time, the Company will seek a more conventional form of financing such as bank lines of credit or product lease financing.

         No assurances can be given that the Company will be successful in obtaining required regulatory approvals or, if successful, that it will be able to obtain conventional lines of credit or raise additional capital through sales of common stock. Furthermore, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses.


Item 7. Financial Statements.

         The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        The current executive officers, directors and significant employees of the Company are as follows:

Name                                Age              Position Or Area of Expertise
----                                ---              -----------------------------
Bryan M. Dear                       45               Founding Member of Fortune Entertainment,
                                                     Bahamas, Investor Relations.

D. Bruce Horton                     54               CFO, Secretary & Director

William M. Danton                   44               President, CEO & Director

Roland M. Thomas                    49               Chief Operating Officer


        Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. All officers serve at the discretion of the Board of Directors.

        The following sets forth with respect to each director and executive of the Company such persons business experience during at least the past five years:

William M. Danton, Chief Executive Officer & Director.

        Mr. Danton has been President, Chief Executive Officer and a Director of the Company since December 11, 1998 and prior thereto since January 1, 1998, was a consultant to the Company. Mr. Danton was the previous owner of the Fortune Poker system technology which the Company acquired from Video Lottery Consultants, Inc. in 1997. He has also been principally employed as Chief Executive Officer of Old Orchard Beach Associates, one of the largest hospitality organizations in southern Maine, for more than the past five years.

D. Bruce Horton, Chief Financial Officer & Director.

        Mr. Horton is a Certified General Accountant with over twenty-five years experience in corporate financial reporting, financing, and tax planning in both the private and public sectors. His specialties include corporate management, reorganizations, mergers and acquisitions, international tax structuring, and private and public financing. In early 1986, he co-founded the Clearly Canadian Beverage Corporation and was Chief Financial Officer until March of 1997 when he became Chief Financial Officer and a director of Fortune Bahamas. He has served as Chief Financial Officer, Secretary and as a director of the Company since September 22, 1998.

Roland M. Thomas, Chief Operating Officer.

        Mr. Thomas has been involved in the management of product development, software, systems, technology project management and international corporate development for over 20 years. He has extensive experience in the United States, Far East and Europe, and has been responsible for the development of industrial software systems that are recognized and used around the world. Mr. Thomas has served in executive roles in such diverse market segments as the manufacturing industry, education, cargo handling and gaming. As well, Mr. Thomas has published several papers on product development and is often requested to speak at international industry seminars, universities and conferences. Before joining the Company as Chief Operating Officer in September 1997, Mr. Thomas served commencing February 1996 as Chief Executive Officer of Casino Software Corporation, a public company he presently serves as a director. Mr. Thomas is also employed as President of ERT Technology Corp., a position he has held since August 1993.

        Compliance With Section 16(a) of the Exchange Act.

        The Company's registration under the Securities Exchange Act of 1934, as amended, became effective on December 30, 1998. Accordingly, no reports were required to be filed under Section 16(a) of the Exchange Act during the year ended December 31, 1998.

        Meetings of the Board of Directors and Information Regarding Committees

        The Board of Directors met fifteen times during the last fiscal year and each director attended all meetings.

Item 10. Executive Compensation.

         The following table summarizes the aggregate annual remuneration paid or accrued by the Company to each of the Company's four highest paid executive officers during the last fiscal year and all officers and directors as a group.


NAME OF INDIVIDUAL                    CAPACITY IN WHICH                       AGGREGATE
OR IDENTITY OF GROUP              REMUNERATION WAS RECEIVED                  REMUNERATION
William M. Danton                 President, Chief Executive                    $125,000
                                  Officer, Director &
                                  Consultant

David B. Jackson                  President, Chief Executive                    $125,000
                                  Officer & Director

D. Bruce Horton                   Chief Financial Officer                       $125,000
                                  Secretary & Director

Roland M. Thomas                  Chief Operating Officer                       $ 60,000

Officers & Directors                                                            $435,000
As a Group (4 persons)

         Mr. Danton was elected President, Chief Executive Officer and a Director of the Company on December 11, 1998. Prior thereto, he was a consultant to the Company.

         Mr. Jackson resigned as President, Chief Executive Officer and a Director of the Company on December 11, 1998. Mr. Jackson's services were provided to the Company pursuant to a consulting agreement between Fortune Bahamas and 555266 B.C. Ltd., a company of which Mr. Jackson is the principal stockholder. The agreement provided for payment of an annual fee for Mr. Jackson's services of $125,000 payable in monthly installments. The agreement has been terminated.

         Mr. Horton's services are provided to the Company pursuant to a consulting agreement between Fortune Bahamas and Continental Consulting Inc., a company of which Mr. Horton is the principal stockholder. The agreement provides for payment of an annual fee for Mr. Horton's services of $125,000 payable in monthly installments. The agreement automatically renews for an additional one year period on January 1 in each year unless either party gives written notice of termination prior thereto.

Stock Options

         Pursuant to separate stock option agreements, the Company has granted options to purchase shares of Common Stock of the Company to certain officers, directors, employees and consultants of the Company during the last fiscal year. See Item 7 with respect to options and warrants granted to certain consultants to the Company who do not serve as executive officers of the Company. The following table sets forth information with respect to stock options granted to the officers and directors of the Company and all executive officers as a group during the last fiscal year ended December 31, 1998:

                                              SHARES
                                             ISSUABLE                  EXERCISE
                                               UPON                    PRICE PER                EXPIRATION
         NAME                                EXERCISE                    SHARE                     DATES
D. Bruce Horton                               300,000                    $.90                  May 22, 2003

David B. Jackson                              300,000                     .90                  May 22, 2003

William M. Danton                             200,000                    1.00                  June 3, 1999

Roland M. Thomas                              200,000                     .90                  May 22, 2003

Officers & Directors as                      1,000,000                $.90-$1.00                     -
a Group (4 persons)

         The following table summarizes for each of the named executive officers the total number of unexercised options, if any, held at December 31, 1998, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1998. The value of the unexercised, in-the-money options at December 31, 1998, is the difference between their exercise or base price, and the fair market value of the underlying Common Stock on December 31, 1998. The closing bid price of the Common Stock on December 31, 1998 was $.65625. All options held at December 31, 1998 are presently exercisable.

                AGGREGATED OPTION EXERCISES -- JANUARY 1, 1998 --
              DECEMBER 31, 1998 AND DECEMBER 31, 1998 OPTION VALUES

-------------------------------------------------------------------------------------------------------
                                                                   Number of
                                                                  Securities               Value of
                                                                  Underlying             Unexercised
                            Shares                               Unexercised            In-The-Money
                           Acquired                             Options/SARs            Options/SARs
                             Upon              Value             at December            at December
     Name                  Exercise          Realized             31, 1998                31, 1998
-------------------------------------------------------------------------------------------------------
D. Bruce Horton             275,000              -                 525,000                 $80,156
-------------------------------------------------------------------------------------------------------
David B. Jackson            340,000              -                 460,000                 $57,000
-------------------------------------------------------------------------------------------------------
William M. Danton                                -                 200,000                    -
-------------------------------------------------------------------------------------------------------
Roland M. Thomas               -                 -                 200,000                    -
-------------------------------------------------------------------------------------------------------


         1998 Incentive Stock Option Plan. The Company's 1998 Incentive Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company in 1998. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan provides for grants to employees of the Company of stock options which are intended to qualify as "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code, as amended ("ISOs"). The Plan is administered by the Board of Directors or by a committee appointed by the Board. The administrator determines the terms of options and stock purchase rights granted, including the exercise price and the number of shares subject to the option or stock purchase right. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant. The maximum term of options granted under the Plan is 10 years. As of the date of this report, there were no outstanding options under the Plan.

         1998 Non-Qualified Incentive Stock Option Plan. The Company's 1998 Non-Qualified Incentive Stock Option Plan (the "NSOP Plan") was adopted by the Board of Directors of the Company on May 22, 1998. A total of 5,000,000 shares of Common Stock have been reserved for issuance under the NSOP Plan. The NSOP Plan provides for grants to employees, directors, consultants, advisors and others rendering services to the Company of stock options which are not intended to qualify as "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan is administered by the Board of Directors or by a committee appointed by the Board. The administrator determines the terms of options and stock purchase rights granted, including the exercise price and the number of shares subject to the option or stock purchase right. As of the date of this registration statement, there were outstanding options to purchase 1,425,000 shares of common stock under the NSOP Plan.

         1998 Stock Bonus Plan. The Company's 1998 Stock Bonus Plan (the "Bonus Plan") was adopted by the Board of Directors of the Company in 1998. A total of 500,000 shares of Common Stock have been reserved for issuance under the Plan. The Bonus Plan provides for the grant of shares of Common Stock to employees, directors, consultants and advisors of the Company. The Bonus Plan will be administered by a committee of two directors appointed by the Board. The Committee determines the persons who are to receive Bonus Shares, the number of shares granted and the terms of vesting of such shares. As of the date of this registration statement, no Bonus Shares had been awarded under the Bonus Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Benefical Owners and Management.

         The following table sets forth as of March 31, 1999 the beneficial ownership of Common Stock of the Company, the Company's only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and each of the three highest paid executive officers of the Company and (iii) all officers and directors as a group.

Name and Address                    Amount and Nature of             Percent of
Of Beneficial Owner                Beneficial Ownership(1)             Class(1)
-------------------                -----------------------           -----------
WWT & T Ltd.                                995,000                      6.62%
Firoz Lakhani (2)                           900,000                      5.72%
D. Bruce Horton (3)                       1,160,000                      7.45%
David B. Jackson (4)                        988,650                      6.38%
Roland M. Thomas (5)                        200,000                      1.30%
Bryan M. Dear (6)                           910,000                      5.87%
All Officers and Directors
As a Group (3 persons)                    1,360,000                      8.63%


         (1) Includes all shares currently outstanding and, as to each person named, those which are not outstanding but which such person has the right to acquire within 60 days.

         (2) Includes 200,000 shares owned directly, 400,000 shares subject to a common stock purchase warrant expiring April 1, 2003, exercisable at a price of $.35 per share and 300,000 shares subject to a common stock purchase option expiring May 22, 2003, exercisable at a price of $.90 per share.

         (3) Includes 635,000 shares owned directly, 225,00 shares subject to a common stock purchase option expiring October 14, 2002, exercisable at a price of $.30 per share and 300,000 shares subject to a common stock purchase option expiring May 22, 2003, exercisable at a price of $.90 per share.

         (4) Includes 528,650 shares owned directly, 160,00 shares subject to a common stock purchase option expiring October 14, 2002, exercisable at a price of $.30 per share and 300,000 shares subject to a common stock purchase option expiring May 22, 2003, exercisable at a price of $.90 per share.

         (5) Includes 200,000 shares subject to a common stock purchase option expiring May 22, 2003, exercisable at a price of $.90 per share.

         (6) Includes 450,000 shares owned directly, 160,000 shares subject to a common stock purchase warrant expiring December 31, 2001, exercisable at a price of $.30 per share and 300,000 shares subject to a common stock purchase option expiring May 22, 2003, exercisable at a price of $.90 per share.

Item 12. Certain Relationships and Related Transactions

         Certain officers and directors have each made non-interest bearing loans or advances to the Company, including deferral of compensation and expenses, which were outstanding in the following amounts at December 31, 1998:
D. Bruce Horton, $200,981.00, including accrued compensation of $125,000; William M. Danton, deferred compensation of $125,000 and deferred expenses of $57,007; David B. Jackson, deferred compensation of $148,000 and deferred expenses of $45,034; and Firoz Lakhani, deferred management fees of $94,178 and deferred expenses of $3,273.

         Mr. Bryan M. Dear, a founder of the Company's Fortune Bahamas subsidiary, provides investor relations consulting services to the Company pursuant to a consulting agreement between Fortune Bahamas and BMD Financial Inc., a company of which Mr. Dear is the principal stockholder. The agreement provides for payment of an annual fee for consulting services of $125,000 payable in monthly installments. The agreement automatically renews for an additional one year period on January 1 in each year unless either party gives written notice of termination prior thereto. Pursuant to the agreement, on November 14, 1997, Mr. Dear was granted an option expiring December 31, 2001 to purchase 500,000 shares of the Company's Common Stock at a purchase price of $.30 per share. On April 1, 1998, Mr. Dear exercised the option with respect to 340,000 shares and made payment by crediting the $102,000 exercise price against the amount then past due under the consulting agreement with BMD Financial. On May 22, 1998, as additional consideration for services rendered, Mr. Dear was granted a Non-Qualified Stock Option expiring May 22, 2003, to purchase 300,000 shares of Common Stock at a price of $.90 per share.

         Mr. Firoz Lakhani provides business and consulting services to the Company pursuant to a consulting agreement dated as of April 1, 1998, between the Company and Moorgate Management Inc.("Moorgate"), a company of which Mr. Lakhani is the principal stockholder. The agreement provides for payment of an annual fee for consulting services of $125,000 payable in monthly installments. The agreement automatically renews for an additional one year period on April 1 in each year unless either party gives written notice of termination prior thereto. Upon execution of the agreement in accordance with the terms of the agreement Moorgate was granted 200,000 shares of the Company's Common Stock and a warrant expiring April 1, 2003 to purchase 400,000 shares of Common Stock at a price of $.035 per share. On May 22, 1998, as additional consideration for services rendered, Mr. Lakhani was granted a Non-Qualified Stock Option expiring May 22, 2003, to purchase 300,000 shares of Common Stock at a price of $.90 per share.

         William B. Danton was a principal owner of Video Lottery Consultants, Inc., the former owner of the Fortune Poker system which was acquired by the Company. See Item 1(b) "Business of the Issuer - Material Acquisitions" above.

Item l3. Exhibits and Reports on Form 8-K.


         (a) Exhibits

  Exhibit                      Description
------------                   -----------

    3.1*         Articles of Incorporation of Registrant

    3.2*         By-Laws of the Registrant

    3.3* Certificate of Designation, Preferences and Rights of the Series A Preferred Stock

    3.4* Certificate of Designation, Preferences and Rights of the Series B Preferred Stock

    3.5* Certificate of Designation, Preferences and Rights of the Series C Preferred Stock

    10.1* Purchase & Sale Agreement between the Company and Video Lottery Consultants, Inc. for Professional Video Associates, Inc. dated September 5, 1997, as amended.

    10.2 Amendment Agreement dated March 9, 1999 to Purchase and Sale Agreement dated September 5, 1997

    10.3 Manufacturing Agreement dated as of April 24, 1997, between Amusement World, Inc. and VLC, Inc.

    10.4* Assignment of Manufacturing Agreement dated July 14, 1998 between Video Lottery Consultants, Inc. & Fortune Entertainment Corporation (Bahamas).

    10.5 Amendments dated September 10, 1998 and March 4, 1999, to Manufacturing Agreement dated as of April 24, 1997.

    10.6*        Assignment of Software Release Agreement between William M.
                 Danton & Fortune Entertainment Corporation (Bahamas).

    10.7* Letter Agreement between Team Rainbow Inc. and the Company dated November 19, 1997, as amended.

    10.8 Plan of Share Exchange between Fortune Entertainment Corporation, a Delaware corporation and Fortune Entertainment Corporation, a Bahama corporation, agreed and accepted the 14th day of October 1997.

    10.9         License Agreement by and between the Company and Sodak Gaming
                 Corporation

    10.10 Stock Option and Purchase Agreement made the 9th day of April, 1998, by and between Andrew Kaneb, his spouse as to conveyance of her marital interest, if any, and the Company.

    10.11 Lease dated the 17th day of December 1996 between Harwood Corporation and Fortune Entertainment Corporation relating to the lease of 2,333 at 543 Granville Street, Vancouver, British Columbia.

    10.12 Lease dated the 9th day of April 1997 between Harwood Corporation and Fortune Entertainment Corporation relating to the lease of 1,100 square feet at 543 Granville Street, Vancouver, British Columbia.

    10.13 Consulting Agreement dated March 1, 1997, between Continental Consulting Inc. and the Company.

    10.14        Consulting Agreement dated January 1, 1997, between 555266 B.C.
                 Ltd. and the Company Continental Consulting Inc. Consulting Agreement

    10.15 Consulting Agreement dated January 1, 1997, between BMD Financial Inc. and the Company.

    10.16 Consulting Agreement dated April 1, 1998, between Moorgate Management Inc. and the Company.

    10.17        1998 Incentive Stock Option Plan

    10.18        1998 Stock Bonus Plan


-------------
*Incorporated by reference from the Registrant's Registration Statement on Form 10-SB (File No. 0-23859) effective on December 30, 1998.


         (b)     Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated, April 15, 1999


                        FORTUNE ENTERTAINMENT CORPORATION



                                        By: s/ William M. Danton
                                           --------------------------------
                                           William Danton
                                           Chief Executive Officer
                                           (Principal Executive Officer)



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 15, 1999 in the capacities indicated.

        Signatures                                          Title
        ----------                                          -----


/s/ William M. Danton                   President, Chief Executive Officer and a
----------------------------            Director (Principal Executive Officer)
William Danton


/s/ D. Bruce Horton                     Chief Financial Officer (Principal
----------------------------            Financial and Accounting  Officer) and
D. Bruce Horton                         Director

                        CONSOLIDATED FINANCIAL STATEMENTS


                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)


                         INDEX TO FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF FORTUNE ENTERTAINMENT CORPORATION


Audited Financial Statements for the Period from August 19, 1997 to December 31, 1998

Independent Auditors' Report ............................................... F-2

Balance Sheets as at December 31, 1998 and 1997 ............................ F-3

Consolidated Statement of Operations ....................................... F-4

Statement of Stockholders' Equity .......................................... F-5

Statement of Cash Flows .................................................... F-6

Notes to Audited Financial Statements ...................................... F-7

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders of
Fortune Entertainment Corporation

We have audited the accompanying consolidated balance sheet of Fortune Entertainment Corporation (a development stage enterprise) as at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for each of the periods from August 25, 1997 (date of incorporation) to December 31, 1998, and through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortune Entertainment Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for each of the periods from August 25, 1997 (date of incorporation) to December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                           Chartered Accountants

Vancouver, Canada,
February 12, 1999.

Fortune Entertainment Corporation
(A development stage enterprise)

                           CONSOLIDATED BALANCE SHEET
                      (See Basis of Presentation - Note 1)

As at December 31

                                                                         1998               1997
                                                                           $                  $
--------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                                   353,543            41,890
Accounts receivable                                                     22,423            28,183
Prepaid expenses and other current assets                                8,598            22,496
--------------------------------------------------------------------------------------------------
Total current assets                                                   384,564            92,569
--------------------------------------------------------------------------------------------------
Deposits                                                                 9,879            10,000
Investments [note 5]                                                 1,183,751                 1
Property and equipment, net [note 6]                                    90,978            67,807
Goodwill, net of accumulated amortization of $74,624
   [1997 - $13,278] [note 3[a]]                                        538,836           600,182
Intellectual Property, net of accumulated amortization of
   $594,198 [1997 - nil] [notes 3[b], 3[c], 4[a] and 4 [b]]          5,547,789         5,106,986
--------------------------------------------------------------------------------------------------
                                                                     7,755,797         5,877,545
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                               604,704            75,790
Due to related parties [note 7[b]]                                     595,980           360,256
Loans payable [note 8]                                                 470,000           334,671
Purchase consideration payable [notes 3[b], [c] and [d]]               923,750         1,906,986
--------------------------------------------------------------------------------------------------
Total current liabilities                                            2,594,434         2,677,703
--------------------------------------------------------------------------------------------------
Purchase consideration payable [notes 3[b], [c] and [d]]               231,250         1,433,014
--------------------------------------------------------------------------------------------------
Total liabilities                                                    2,825,684         4,110,717
--------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1, 3, 4, and 12]

Stockholders' equity
Share stock [note 9]
   Common stock, $0.0001 par value                                       1,393               427
     30,000,000 authorized, 13,925,256 issued and outstanding
   Preferred Stock, $0.0001 par value, convertible                          85               327
     For each of Class A, B and C Preferred Stock:
     1,100,000 authorized: 130,864, 231,864, 488,578 issued
     and outstanding respectively [1997 - 1,090,464 for all
     classes]
Additional paid in capital                                           9,017,958         1,547,188
Share stock to be issued [notes 9[c] and 13]                           210,000         1,675,000
Stock based compensation [note 11]                                     465,000                --
Accumulated deficit                                                 (4,764,323)       (1,456,114)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                           4,930,113         1,766,828
--------------------------------------------------------------------------------------------------
                                                                     7,755,797         5,877,545
--------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:


                                    Director                      Director

                             /s/ William M. Danton          /s/ D. Bruce Horton

Fortune Entertainment Corporation
(A development stage enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS


Period ended December 31


                                                                        Period from       Period from
                                                         Year         August 25, 1997   August 25, 1997
                                                        ended         (inception) to     (inception) to
                                                     December 31,      December 31,       December 31,
                                                         1998              1997               1998
                                                          $                  $                 $
------------------------------------------------------------------------------------------------------------
EXPENSES
Amortization of intangible assets                      655,543              13,278           668,821
Bank charges and interest                              106,138               8,047           114,185
Depreciation                                            18,163               4,310            22,473
Foreign exchange (gain) loss                            (2,795)              4,681             1,886
General and administration                             115,908              21,562           137,470
Legal and accounting                                   308,622              59,654           368,276
Management fees [note 7[a]]                            319,103             126,050           445,153
Office and miscellaneous                               376,822              18,134           394,956
Consulting fees                                        709,850              45,161           755,011
Rent [note 7[a]]                                        63,003               8,515            71,518
Salaries and wages                                      66,834              34,711           101,545
Stock based compensation [note 11]                     465,000                 --            465,000
Travel, promotion and entertainment                    106,018              77,998           184,016
------------------------------------------------------------------------------------------------------------
                                                     3,308,209             422,101         3,730,310
------------------------------------------------------------------------------------------------------------
Loss before the following:                          (3,308,209)           (422,101)       (3,730,310)
Investment valuation reserve [note 5]                       --          (1,034,013)       (1,034,013)
------------------------------------------------------------------------------------------------------------
Loss for period                                     (3,308,209)         (1,456,114)       (4,764,323)
------------------------------------------------------------------------------------------------------------

Deficit, beginning of period                        (1,456,114)                 --                --
------------------------------------------------------------------------------------------------------------
Deficit, end of period                              (4,764,323)         (1,456,114)       (4,764,323)
------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share [note 9[h]]             (0.36)              (1.26)               --
------------------------------------------------------------------------------------------------------------

See accompanying notes

Fortune Entertainment Corporation
(A development stage enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


December 31, 1998

                                                  COMMON STOCK                 PREFERRED STOCK
                                             NUMBER                         NUMBER                      PAID-IN       ACCUMULATED
                                           OF SHARES        AMOUNT        OF SHARES        AMOUNT       CAPITAL         DEFICIT
                                               #               $              #              $             $               $
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      --             --              --            --              --            --

Issuance of common stock [note 9[b]]     4,265,920            427              --            --         390,523

Common stock to be issued

Issuance of preferred stock                                             3,271,392           327       1,156,665
[note 9[b]]

Loss for the period                                                                                                (1,456,114)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997               4,265,920            427       3,271,392           327       1,547,188    (1,456,114)

Issuance of common stock [note 9[b]]     7,239,250            724                                     7,470,770

Conversion of preferred stock
[note 9[b]]                              2,420,086            242      (2,420,086)         (242)


Common stock to be issued [note 9[c]]

Stock based compensation [note 11]

Loss for the period                                                                                                (3,308,209)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              13,925,256          1,393         851,306            85       9,017,958    (4,764,323)
------------------------------------------------------------------------------------------------------------------------------------



                                        STOCK BASED    COMMON SHARES
                                        COMPENSATION   TO BE ISSUED        TOTAL
                                             $               $               $
----------------------------------------------------------------------------------
Balance, December 31, 1996                                    --               --

Issuance of common stock [note 9[b]]                          --          390,950

Common stock to be issued                              1,675,000        1,675,000

Issuance of preferred stock [note                                       1,156,992
9[b]]

Loss for the period                                                    (1,456,114)
----------------------------------------------------------------------------------

Balance, December 31, 1997                             1,675,000        1,766,828

Issuance of common stock [note 9[b]]                  (1,675,000)       5,796,494

Conversion of preferred stock
[note 9[b]]                                                                    --

Common stock to be issued [note 9[c]]                    210,000          210,000

Stock based compensation [note 11]      465,000                           465,000

Loss for the period                                                    (3,308,209)
----------------------------------------------------------------------------------

Balance, December 31, 1998              465,000          210,000        4,930,113
----------------------------------------------------------------------------------

See accompanying notes

Fortune Entertainment Corporation
(A development stage enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


Period ended December 31


                                                                          Period from
                                                                          August 25,      Period from
                                                             Year             1997      August 25, 1997
                                                             ended        (inception)      (inception)
                                                          December 31,  to December 31, to December 31,
                                                             1998             1997            1998
                                                               $                $               $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for period                                       (3,308,209)     (1,456,114)      (4,764,323)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Amortization of intangible assets                         655,543          13,278          668,821
   Depreciation                                               18,163           4,310           22,473
   Investment valuation reserve                                   --       1,034,013        1,034,013
   Stock based compensation [note 11]                        465,000              --          465,000
   Shares issued, or to be issued, for services              210,020              --          210,020
Changes in operating assets and liabilities:
   Accounts receivable                                         5,760         (10,915)          (5,155)
   Prepaid expenses, deposits and other current                4,019         (12,373)          (8,354)
    assets
   Accounts payable and accrued liabilities                  857,914          52,310          910,224
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (1,091,790)       (375,491)      (1,467,281)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment                        (41,334)         (6,017)         (47,351)
Acquisition of investments                                (1,071,250)        (44,014)      (1,115,264)
Purchase price consideration payable                        (350,000)             --         (350,000)
Businesses acquisitions, net of cash acquired                (12,500)        (18,850)         (31,350)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (1,475,084)        (68,881)      (1,543,965)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from capital contributions                        2,147,900           5,285        2,418,185
Shares subscriptions received                                150,000         265,000          150,000
Borrowings under loans payable                               262,403          84,671          347,074
Advances from related parties                                318,224         131,306          449,530
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                  2,878,527         486,262        3,364,789
--------------------------------------------------------------------------------------------------------

Net increase in cash during the period                       311,653          41,890          353,543
Cash at beginning of period                                   41,890              --               --
--------------------------------------------------------------------------------------------------------
Cash at end of period                                        353,543          41,890          353,543
--------------------------------------------------------------------------------------------------------

See accompanying notes

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





1. NATURE OF BUSINESS AND LIQUIDITY

Fortune Entertainment Corporation, a Delaware corporation (the "Company"), was incorporated on August 25, 1997. On September 16, 1997, the Company acquired all of the issued and outstanding share stock of FET, Inc. (a Colorado Corporation incorporated on August 19, 1997) for consideration of 2,175,456 common shares of the Company. As a result of this acquisition, the previous shareholders of FET, Inc., as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for as a reverse acquisition whereby FET, Inc. is deemed to have acquired the Company. Accordingly, the consolidated balance sheet of the Company as at December 31, 1997 is based upon the accounts of FET, Inc. at their historic net book value and the accounts of the Company at their estimated fair value at the time of the transaction. The estimated fair value of the Company at the time of the transaction was based upon an ascribed value of $0.10 per share for the 100 common shares of the Company that were outstanding prior to the transaction with FET, Inc.

The deemed acquisition of the Company by FET, Inc., based upon the Company's financial statements as at the date of its incorporation on August 25, 1997 was as follows:

                                                                            $
--------------------------------------------------------------------------------

Net assets acquired
Cash                                                                        10
--------------------------------------------------------------------------------

Deemed consideration
100 shares of the Company outstanding prior to
   acquisition by FET, Inc.                                                 10
--------------------------------------------------------------------------------

The Company is the surviving corporation and is committed to developing gaming and entertainment products for both the North American and International markets.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





1. NATURE OF BUSINESS AND LIQUIDITY (continued)

The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $3,308,209 for the year ended December 31, 1998, and as of December 31, 1998 had a working capital deficiency of $2,209,870. The Company is still a development stage enterprise and is expected to incur substantial losses and expenditures prior to the commencement of full-scale operations in future years. The Company's working capital at December 31, 1998 will not be sufficient to meet such commitments. Management recognizes that the Company must obtain additional financial resources or consider a reduction in operating costs to enable it to continue operations with available resources and to commercialize its investments in the intellectual properties and patents relating to its two major projects - Rainbow 21 and Fortune Poker. The Company is pursuing licensing approvals for its technologies in various US states. In addition to the development of its current technologies, the Company is evaluating opportunities that would generate immediate cash flow for the Company. Management expects that these efforts will result in the introduction of other parties with interests and resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's operating expenses. Accordingly, the company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the company is unable to continue its operations.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker, Inc. (Delaware) (formerly known as Professional Video Association, Inc.).

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Financial instruments

Amounts reported for cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and purchase consideration payable are considered to approximate fair value primarily due to their short maturities. The investment in Sega Gaming Technology, Inc., a private company, is recorded at cost as it is not possible to reasonably determine market value.

Property and equipment

Property and equipment are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the related assets (2 - 5 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated lives.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Advertising costs

Advertising costs are expensed as incurred.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments and accounting for impairment of long-lived assets

Investments are recorded at the lesser of historical cost or net recoverable value. The Company continually evaluates whether events and circumstances have occurred indicating the remaining estimated useful life of long-lived assets may warrant revision, or long-lived asset balances may not be recoverable. If factors indicate long-lived assets have been impaired, the Company uses an estimate of the remaining value of the long-lived assets in measuring recoverability. Unrecoverable amounts are charged to operations in the applicable period.

Goodwill and intellectual property

Goodwill is being amortized on a straight-line basis over ten years. Intellectual Property, consisting of Fortune Poker and Rainbow 21, is amortized on a straight-line basis over ten years.

Stock-based compensation

The Company accounts for stock-based compensation based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation which will effect reported net income; or 2) to follow the existing accounting rules for stock-based compensation but disclose what the impact would have been had the fair value method been adopted. The Company elected the disclosure option [see Note 9[g]].

Computation of loss per common share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. As at December 31, 1998 and 1997, the diluted loss per share will be equivalent to the basic loss per share since the company is in a loss position.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





3. BUSINESS ACQUISITIONS

[a]  Fortune Entertainment Corporation (Bahamas)

On October 14, 1997 the Company acquired all of the issued and outstanding share stock of Fortune Entertainment Corporation (Bahamas), ("FECB"), for the following consideration:

                                                                  # of shares           $
--------------------------------------------------------------------------------------------------
Purchase price                                                                      1,542,657
--------------------------------------------------------------------------------------------------

Consideration given:
Common Stock                                                      1,090,464           385,665
Series A Preferred Stock                                          1,090,464           385,664
Series B Preferred Stock                                          1,090,464           385,664
Series C Preferred Stock                                          1,090,464           385,664
--------------------------------------------------------------------------------------------------
                                                                                    1,542,657
--------------------------------------------------------------------------------------------------

All of the Preferred Stock is convertible at specific dates as described in Note 9 [a]. The value ascribed to the shares as shown above represents the value of the issued and outstanding share stock of FECB immediately prior to the transaction.

The purchase price has been allocated according to the estimated fair values of the assets and liabilities of FECB as follows:

                                                                                      $
--------------------------------------------------------------------------------------------------
Cash                                                                                   26,150
Accounts receivable                                                                    17,268
Prepaid expenses                                                                       10,123
Property and equipment                                                                 66,100
Investment in Advanced Gaming Technology, Inc. [note 5]                               990,000
Fortune Poker [notes 3[b] and 4[a]]                                                   321,986
Accounts payable                                                                      (23,480)
Loan payable                                                                         (250,000)
Due to related parties                                                               (228,950)
Goodwill on acquisition                                                               613,460
--------------------------------------------------------------------------------------------------
                                                                                    1,542,657
--------------------------------------------------------------------------------------------------

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





3. BUSINESS ACQUISITIONS (continued)

[b] Fortune Poker, Inc. (formerly known as Professional Video Association, Inc.)

Pursuant to a Purchase and Sale Agreement (the "Agreement") dated September 5, 1997 with William Danton and Video Lottery Consultants, Inc. (the "Danton Group"), the Company acquired all of the remaining issued share stock of Fortune Poker, Inc. (Fortune Poker), formerly known as Professional Video Association, Inc. ("PVA"). Fortune Poker was originally formed to capitalize on the patented software invention ("Intellectual Property") of a skill poker software game known as PVA Electronic Tournament Poker. The entire purchase price has been allocated to Intellectual Property [see Note 4 [a]]. Details of this acquisition are as follows:

                                                                    # of shares             $
--------------------------------------------------------------------------------------------------
Purchase price                                                                        5,106,986
--------------------------------------------------------------------------------------------------

Consideration:
Investment in Fortune Poker acquired in the FECB acquisition
   [note 3[a]]                                                                          321,986
Cash paid to December 31, 1997 pursuant to the Agreement                                 35,000
--------------------------------------------------------------------------------------------------
Sub-total                                                                               356,986
--------------------------------------------------------------------------------------------------

Cash payments due                                                                     3,340,000
Common shares to be issued                                             705,000        1,410,000
--------------------------------------------------------------------------------------------------
                                                                                      5,106,986
--------------------------------------------------------------------------------------------------

All of the common shares have, and are, to be issued at an ascribed value of $2.00 per share, that being the guaranteed amount pursuant to the "top-up-Provision" and accounted for pursuant to Emerging Issues Task Force Abstract 97-15.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





3. BUSINESS ACQUISITIONS (continued)

The Agreement contains a "top-up provision" which provides that if during the period commencing on the date that all of the stock issued to the Danton Group becomes fully registered under the Securities Act of 1933 as amended (the "Trading Date"), and ending on a date 60 days after the Trading Date, the shares of the Company trading on the OTC Bulletin Board (the "Board") have not for 45 days had a closing bid price per share of at least $2.00, then, to the extent that the Danton Group stock is held on the 60th day, the Company must pay the Danton Group the difference between $2.00 per share and the greater of $0.50 per share and the average bid closing price of shares of the Company's stock trading on the Board for the 10 days preceding the 60th day. This difference must be paid on or before June 9, 1999 in cash or stock. Any further stock issued pursuant to this top-up provision will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.00 per share.

During the year ended December 31, 1998, the Company elected to settle a portion of the cash payments due by issuing 1,142,500 shares valued at $2.00 per share in addition to the 705,000 shares issued pursuant to the original purchase agreement. Of the remaining balance due, $705,000 is outstanding at December 31, 1998. The company amended the Agreement and has paid an additional $140,000 fee, and agreed to issue 100,000 common shares of the Company for, this amendment. These amounts, aggregating $200,000, have been expensed and are included in office and miscellaneous. The details of the amended Agreement are as follows:

                                                                                             $
--------------------------------------------------------------------------------------------------
Cash payments due:
   January 7, 1999                                                                       200,000
   June 10, 1999                                                                         250,000
   August 10, 1999                                                                       255,000
--------------------------------------------------------------------------------------------------
Total                                                                                    705,000
--------------------------------------------------------------------------------------------------

The acquisition of Fortune Poker included the assumption of a Manufacturing Agreement dated April 24, 1997 with Amusement World, Inc. to have them manufacture Fortune Poker terminals. The original agreement has been amended. The term of the amended agreement is April 24, 1998 to April 23, 2008 and Fortune Poker is committed to placing purchase orders for a minimum of 333 Fortune Poker terminals per year during the first three years of this agreement.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





3. BUSINESS ACQUISITIONS (continued)

[c]  Team Rainbow, Inc.

Pursuant to an Asset Acquisition Agreement (the "Agreement") effective July 31, 1998, with Team Rainbow Inc. ("TRI"), the Company purchased all of the rights, assets and business of TRI for the following consideration:

                                                                # of shares            $
--------------------------------------------------------------------------------------------------
Purchase price                                                                      1,035,000
--------------------------------------------------------------------------------------------------

Consideration given:
   Cash                                                                                22,500
Cash consideration due:
   by July 31, 1999                                                                    50,000
   by July 31, 2000                                                                   150,000
   by July 31, 2002                                                                   250,000
Common shares issued July 31, 1998                                250,000             562,500
--------------------------------------------------------------------------------------------------
                                                                                    1,035,000
--------------------------------------------------------------------------------------------------

The Company paid $22,500 in cash and agreed to pay a total of $250,000 in equal quarterly installments over the four year period ending July 31, 2002. In addition, as noted in Note 4[b][ii] and [iii], a further minimum amount of $200,000 is required to be paid by July 31, 2000.

TRI holds a patent on a multi-positional blackjack game known as "Rainbow 21". All of the common shares were issued at an ascribed value of $2.25 per share being the guaranteed amount pursuant to Note 4[b][i] and accounted for pursuant to Emerging Issues Task Force Abstract 97-15. Of the cash balance due, $450,000 is outstanding at December 31, 1998. The entire purchase price has been allocated to the Intellectual Property [see Note 4[b]].

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





3. BUSINESS ACQUISITIONS (continued)

[d]  Purchase consideration payable

The following table details the payment schedule for purchase consideration payable for Fortune Poker and TRI.

                                                                                        $
--------------------------------------------------------------------------------------------------
Cash payable and shares issuable [notes 3[b] and [c]]
--------------------------------------------------------------------------------------------------

Cash and share consideration due:
   by December 31, 1999                                                              923,750
   by December 31, 2000                                                              137,500
   by December 31, 2001                                                               62,500
   by December 31, 2002                                                               31,250
--------------------------------------------------------------------------------------------------
                                                                                   1,155,000
--------------------------------------------------------------------------------------------------


4. INTELLECTUAL PROPERTY

Intellectual property consists of the patented software inventions discussed in Notes 3[b] and 3[c] known respectively as Fortune Poker and Rainbow 21.

[a]  Fortune Poker

To the extent that the Company sub-licenses rights derived from Fortune Poker, the Company must pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company. Also commencing April 2, 1998 (the "Trigger Date"), and continuing on the annual anniversary date of the Trigger Date and every year during either the life of the patent, which forms part of the Intellectual Property, and any extension of the patent, the Company must issue common stock to Mr. Danton equivalent to the Predetermined Percentages times Net Earnings divided by the Average Share Price. The Agreement provides the following definitions for this formula:
o Predetermined Percentages are 2% in year one, 3% in year two, 4% in year three, 5% in year four and 10% in year 5 and thereafter, provided that the percentage will automatically increase to 10% once Net Earnings are at least $10,000,000.
o Net Earnings represents earnings from the revenues derived from the Intellectual Property before income tax, depreciation and amortization.
o Average Share Price refers to the average trading price of the Company's common stock on the NASD OTC Bulletin Board for the last 30 trading days of the fiscal year.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997





4. INTELLECTUAL PROPERTY(continued)

Any payments made to pursuant to the above will be recorded as additional consideration.

Until the Company meets all of the above obligations in a timely manner, the Fortune Poker stock [see Note 3[b]] is subject to a Stock Pledge Agreement whereby Mr. Danton has been granted a security interest in 60% of the issued and outstanding Fortune Poker stock which provides for the right of Mr. Danton to obtain ownership and control of the pledged stock if the Company defaults under this Agreement. While the Stock Pledge Agreement is in place, the Company is not permitted to change, amend or modify its bylaws and certificate of Incorporation; sell, convey or transfer any of the assets associated with this Agreement; or incur any debt, liability or other obligation or responsibility outside the ordinary course of business without the prior written consent of the Danton Group. Additionally, Mr. Danton has been granted an option to purchase the other 40% of the issued and outstanding Fortune Poker stock upon default of this Agreement by the Company at a price equivalent to that paid by the Company.

[b]  Rainbow 21

Pursuant to the TRI acquisition as discussed in Note 3[c], the Company has the following obligations:

   [i] If during the last five trading days in the twelfth month after the option exercise date, the simple average closing price for the shares traded on the public market ("Market price") does not equal or exceed $2.25 per share, the Company must either:
         o pay TRI the difference between $562,500 less 250,000 multiplied by the Market Price (the "Difference"); or
         o deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.
   [ii] To pay TRI in quarterly installments, the greater of $50,000 or 10% of the net revenues from Rainbow 21 for the twelve months ended July 31, 1999.
   [iii] To pay TRI in quarterly installments, the greater of $150,000 or 10% of the net revenues from Rainbow 21 for the twelve month period ended July 31, 2000.
   [iv] Commencing July 31, 2001, the Company must pay additional consideration of 5% of the net revenues from Rainbow 21 for the preceding twelve month period.

Any further stock issued pursuant to [i] above will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.25 per share. The minimum payments under [ii] to [iv] above have been recorded as consideration payable. Any further payments will be recorded as additional consideration. The entire purchase price has been allocated to Intellectual Property.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




5. INVESTMENTS

Investments consist of the following:

                                                                         1998               1997
                                                                           $                  $
--------------------------------------------------------------------------------------------------
Sega Gaming Technology, Inc. (Note 8)                                 1,183,750                --
Advanced Gaming Technology, Inc.                                      1,034,014         1,034,014
Less valuation reserve                                               (1,034,013)       (1,034,013)
--------------------------------------------------------------------------------------------------
                                                                      1,183,751                 1
--------------------------------------------------------------------------------------------------

Sega Gaming Technology, Inc. ("SGT") was a subsidiary of the parent Sega (Japan) which subsequently underwent a management buyout. The investment in SGT is the company's first initiative to form a joint venture company with SGT in the future, whereby the Company will market its technology under SEGA's brand name.

Advanced Gaming Technology, Inc. ("AGT") was engaged in the business of designing and developing electronic bingo products. During the year, AGT filed for chapter 11 bankruptcy protection in the state of Nevada.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                      December 31, 1998
                                                            -----------------------------------
                                                                                   Accumulated
                                                                  Cost            depreciation
                                                                    $                    $
-----------------------------------------------------------------------------------------------
Furniture and equipment                                          94,487              14,765
Computer equipment and software                                  12,381               5,638
Leasehold improvements                                            6,251               1,738
-----------------------------------------------------------------------------------------------
                                                                113,119              22,141
-----------------------------------------------------------------------------------------------
                                                                          90,978
-----------------------------------------------------------------------------------------------

                                                                      December 31, 1998
                                                            -----------------------------------
                                                                                   Accumulated
                                                                  Cost            depreciation
                                                                    $                    $
-----------------------------------------------------------------------------------------------

Furniture and equipment                                          53,054               2,884
Computer equipment and software                                  12,812               1,076
Leasehold improvements                                            6,251                 350
-----------------------------------------------------------------------------------------------
                                                                 72,117               4,310
-----------------------------------------------------------------------------------------------
                                                                          67,807
-----------------------------------------------------------------------------------------------


7. RELATED PARTY TRANSACTIONS

[a] Management fees of $319,103 [1997 - $126,050] and rent, utilities and office and miscellaneous costs of $57,007 [1997 - $4,000] were charged during the year by companies controlled by directors.

[b] The amounts due to related parties consist of advances from, and unpaid management fees and other costs (as above) charged by, companies controlled by directors. These amounts are without interest or stated terms of repayment.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




8. LOANS PAYABLE

Loans payable consist of the following:

                                                                   1998              1997
                                                                    $                  $
--------------------------------------------------------------------------------------------------
B. Benedet Holdings Inc., due on demand with interest
   at 10% per annum                                               320,000           200,000
Caulfield Management Ltd., due June 30, 1999, with interest
   at 12%                                                         150,000                --
Internet TV Corporation, due on demand without interest                --            48,849
Clearly Advanced Holdings Ltd., with interest at
   10% per annum                                                       --            85,822
--------------------------------------------------------------------------------------------------
                                                                  470,000           334,671
--------------------------------------------------------------------------------------------------

Interest paid during the year ended December 31, 1998 amounted to $32,540 [1997
- $10,815].

As collateral for the Caulfield Management Ltd. loan the Company has assigned a portion of the shares of Sega Gaming Technology, Inc.

9. SHARE STOCK

[a]  Authorized

     Holders of the Common Stock are entitled to one vote per share and to share equally in any dividends declared and in distributions in liquidation.

     The Preference Stock is non-cumulative, non-voting and convertible into Common Stock at the option of the holder of the Preference Stock at the rate of one Preferred Share to one Common Share for no additional consideration. The holders of the different classes of Preference Stock were entitled to commence conversion of their shares as follows:

     Class A:    May 20, 1998;
     Class B:    August 20, 1998; and
     Class C:    November 30, 1998.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




9. SHARE STOCK (continued)

[b]  Issued

                                                                  Number of
                                                                   shares                $
     ---------------------------------------------------------------------------------------------
     Common stock
     Shares issued for cash                                       1,000,000               110
     Shares issued related to FET, Inc. [note 1]                  2,175,456             5,175
     Shares issued related to FECB [note 3[a]]                    1,090,464           385,665
     ---------------------------------------------------------------------------------------------
     Balance at December 31, 1997                                 4,265,920           390,950
     Issued for cash
        Pursuant to private placement                               179,000           309,400
        Pursuant to unit offering [note 9[i]]                     2,923,333         2,017,500
        Pursuant to exercise of stock options and warrants          200,000           150,000
     Conversion of Series A Preferred Shares                        959,600           339,381
     Conversion of Series B Preferred Shares                        858,600           303,661
     Conversion of Series C Preferred Shares                        601,886           212,869
     Issued pursuant to exercise of stock options and
        warrants for settlement of debt [note 9[j]]                 955,000           286,500
     Issued as partial consideration for TRI [note 3[c]]            250,000           562,500
     Issued related to Fortune Poker acquisition [note 3[b]]      1,847,500         3,695,000
     Issued as partial consideration for SGT investment
        [note 9[j]]                                                 150,000           112,500
     Shares issued as signing bonus [note 9[j]]                     200,000           150,020
     Shares issued for settlement of accounts payable
        [note 9[j]]                                                  87,500           125,000
     Shares issued for settlement of loan [note 9[j]]               446,917           127,074
     Commissions on share issuance                                       --           (64,000)
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                  13,925,256         8,718,355
     ---------------------------------------------------------------------------------------------

     Class A Preferred stock
     Shares issued related to FECB [note 3[a]]                    1,090,464           385,664
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1997                                   1,090,464           385,664
     Shares converted to common shares                             (959,600)         (339,381)
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                     130,864            46,283
     ---------------------------------------------------------------------------------------------
     Class B Preferred stock
     Shares issued related to FECB [note 3[a]]                    1,090,464           385,664
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1997                                   1,090,464           385,664
     Shares converted to common shares                             (858,600)         (303,661)
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                     231,864            82,003
     ---------------------------------------------------------------------------------------------
     Class C Preferred stock
     Shares issued related to FECB [note 3[a]]                    1,090,464           385,664
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1997                                   1,090,464           385,664
     Shares converted to common shares                             (601,886)         (212,869)
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                     488,578           172,795
     ---------------------------------------------------------------------------------------------
     Total Preferred stock, December 31, 1998                       851,306           301,081
     ---------------------------------------------------------------------------------------------

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




9. SHARE STOCK (continued)

[c] As at December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 300,000 common shares and 300,000 common share purchase warrants. In addition, pursuant to the amended agreement referred to in Note 3[b], the Company is required to issue 100,000 common shares at a value of $60,000.

[d] During the year ended December 31, 1998, the Company established an Incentive Stock Option and a Stock Bonus Plan pursuant to which 5,500,000 common shares were reserved in issuance. At December 31, 1998 no options have been granted under these plans. The option and stock bonus plans are subject to shareholder approval.

[e] Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                                   No. of common
                                                                                  shares issuable
     ---------------------------------------------------------------------------------------------
     Options granted in 1997                                                         1,050,000
     ---------------------------------------------------------------------------------------------

     Balance, December 31, 1997                                                      1,050,000
     Options granted                                                                 3,755,000(i)
     Options exercised                                                                (815,000)
     Options expired                                                                  (100,000)
     ---------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                                      3,890,000
     ---------------------------------------------------------------------------------------------

     [i] All options issued are subject to shareholder approval at the Company's annual general meeting.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




9. SHARE STOCK (continued)

     At December 31, 1998, the following options were outstanding:

       No. of common      Exercise price
      shares issuable           $         Date of expiry
     -----------------------------------------------------------------------------------------------
        435,000               0.30        October 14, 2002
      1,425,000               0.90        May 22, 2003
        335,000               1.00        June 3, 1999
         50,000               0.80        June 1, 1999
        200,000 (i)           1.50        May 14, 1999
        200,000 (i)           2.00        May 14, 1999
        200,000 (i)           2.50        November 14, 1999
        200,000 (i)           3.00        May 14, 2000
        600,000               0.75        Option in full force until termination of consulting
                                          agreement
        145,000               1.15        June 5, 1999- July 19, 2000
         50,000 [ii]          1.25        March 12, 1999
         50,000 [ii]          1.50        June 12, 1999
     -----------------------------------------------------------------------------------------------
      3,890,000
     -----------------------------------------------------------------------------------------------

     Stock options become exercisable at dates determined by the Board of Directors at the time of the granting of the option. At December 31, 1998, 2,920,000 options were exercisable.

     [i] These options are only exercisable if, on the date of exercise, the share price is at least twice the exercise price.

    [ii] These options are only exercisable if, prior to the expiry of these options, the share price closes for ten consecutive days at a minimum price of $3.50 and 3.00 respectively.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




9. SHARE STOCK (continued)

[f] At December 31, 1998 common share purchase warrants outstanding were as follows:

                                    Exercise
     No. of common                    price
     shares issuable                    $                 Date of expiry
     ---------------------------------------------------------------------------------------------
        400,000                    0.35                   April 1, 2003
        160,000                    0.30                   December 31, 2001
      1,123,333                    0.75                   March 31, 1999 - August 2, 2000
        100,000                    0.75 - 0.90            May 20, 1999 - May 20, 2000
        300,000                    0.75 - 0.85            June 11, 1999 - June 11, 2000
        700,000                    0.75 - 0.85            July 7, 1999 - July 7, 2000
        700,000                    0.50 - 0.60            November 18, 1999 - December 18, 2000
     ---------------------------------------------------------------------------------------------

     During the period, 340,000 warrants were exercised.

[g] As explained in Note 2, the Company elected to apply the disclosure option contained in SFAS No. 123 and accordingly no compensation cost has been recognized for stock options issued to employees. Had compensation cost been determined based on the fair value at the grant dates for those options and warrants issued to employees and consultants, consistent with the method described in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                        1998             1997
                                                                          $                $
     ---------------------------------------------------------------------------------------------
     Loss                                   As reported             (3,308,209)       (1,456,114)
                                            Pro forma               (4,568,709)       (2,634,114)

     Basic and diluted loss per share       As reported                  (0.36)            (1.26)
                                            Pro forma                    (0.49)            (2.29)
     ---------------------------------------------------------------------------------------------

     The fair value of each option or warrant granted in 1997 was estimated on the date of the grant using the Minimum Value option-pricing model with the following assumptions: no dividend yield; no volatility as the Company's stock was not trading at the grant date; risk-free interest rate of 8.5% and an expected life of five years. The fair value for 1998 options and grants were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 5.05%; dividend yields of 0%; volatility factors of the expected market price of the company's common stock of 1.234 and a weighted average expected life of the option of 2.6 years.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




9. SHARE STOCK (continued)

     The Black Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted-average fair value of options granted during the year where the stock price is equal to the exercise price of the options was $0.60 [1997 - nil]; when the stock price is greater than the exercise price of the options, the weighted -average fair value is $0.63 [1997 - $0.93]. Accordingly, the respective weighted average exercise price of options granted during the year was $0.92 and $0.60 [1997 - nil, $0.30].

[h] The basic and diluted loss per share for the period ended December 31 is based on the following:

                                                                                  August 25, 1997
                                                                                         to
                                                              December 31, 1998   December 31, 1997
                                                                      $                   $
     -----------------------------------------------------------------------------------------------
     Net loss for the period                                    (3,308,209)       (1,456,114)
     Weighted average number of common shares used
     in computation                                              9,241,847         1,152,484
     Basic and diluted loss per share                                (0.36)            (1.26)
     -----------------------------------------------------------------------------------------------

[i] During the year ended December 31, 1998 the Company issued 2,923,333 warrants for $2,017,500. Each unit comprised one common share and one share purchase warrant entitling the holder to acquire one common share for $0.50 to $0.90 per common share to various dates to December 18, 2000.

[j] During the year the company settled management and consulting fees payable of $286,500 by offsetting the $0.30 exercise price per option on 955,000 options against the related payables; similarly, the company issued 150,000 shares valued at $0.75 in partial payment for its investment in SGT, 200,000 shares valued at $0.75 each were issued as a signing bonus, and 87,500 and 446,917 shares were issued to settle accounts and loans payable respectively.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




10. INCOME TAXES

At December 31, 1998, the Company has a U.S. tax net operating loss approximating $3,040,000, which will begin to expire in 2012 if not utilized. The Company may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

The Company has non-U.S. tax net operating losses approximately $569,000 resulting from operations in Canada. Of these losses, $130,000 will expire in 2004 and $439,000 in 2005.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Significant components of the Company's deferred tax assets and liabilities as of December 31 are a follows:

                                                                                            $
--------------------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                                                       1,233,000
Depreciation/amortization                                                                 16,000
Other                                                                                     21,000
--------------------------------------------------------------------------------------------------
Total deferred tax assets                                                              1,270,000
Total deferred tax liabilities                                                                --
--------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                1,270,000
Valuation allowance                                                                   (1,270,000)
--------------------------------------------------------------------------------------------------
Net deferred taxes                                                                            --
--------------------------------------------------------------------------------------------------


11. STOCK BASED COMPENSATION

During the year ended December 31, 1998, the Company recorded stock based compensation expense of $465,000 relating to investor relations and other activities provided by consultants.

Fortune Entertainment Corporation
(A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998 and 1997




12. COMMITMENTS AND CONTINGENCIES

Commitments

The company has the following future minimum lease commitments for premises and equipment:

                                                                                             $
--------------------------------------------------------------------------------------------------
1999                                                                                      70,187
2000                                                                                      66,215
2001                                                                                      64,761
2002                                                                                      13,443
--------------------------------------------------------------------------------------------------
                                                                                         214,606
--------------------------------------------------------------------------------------------------


Contingencies

Through the normal course of operations, the Company is party to litigation, claims and contingencies. Accruals are made in instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated. Although it is possible that liabilities may be incurred in instances for which no accruals have been made, the Company has no reason to believe that the ultimate outcome of these matters will have a material impact on its financial position.


13. SUBSEQUENT EVENTS

Subsequent to year end, a total of 11,000 Series B and 316,214 Series C Preferred Shares were converted into common shares.

300,000 common shares and 300,000 common share purchase warrants were issued subsequent to year end pursuant to the share subscriptions received [Note 9[c]]. In addition, 420,000 common shares and warrants to acquire 420,000 common shares at $0.50 - $0.60 were issued for $210,000.


14. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                               INDEX TO EXHIBITS

  Exhibit                      Description
------------                   -----------

    3.1*         Articles of Incorporation of Registrant

    3.2*         By-Laws of the Registrant

    3.3* Certificate of Designation, Preferences and Rights of the Series A Preferred Stock

    3.4* Certificate of Designation, Preferences and Rights of the Series B Preferred Stock

    3.5* Certificate of Designation, Preferences and Rights of the Series C Preferred Stock

    10.1* Purchase & Sale Agreement between the Company and Video Lottery Consultants, Inc. for Professional Video Associates, Inc. dated September 5, 1997, as amended.

    10.2 Amendment Agreement dated March 9, 1999 to Purchase and Sale Agreement dated September 5, 1997

    10.3 Manufacturing Agreement dated as of April 24, 1997, between Amusement World, Inc. and VLC, Inc.

    10.4* Assignment of Manufacturing Agreement dated July 14, 1998 between Video Lottery Consultants, Inc. & Fortune Entertainment Corporation (Bahamas).

    10.5 Amendments dated September 10, 1998 and March 4, 1999, to Manufacturing Agreement dated as of April 24, 1997.

    10.6*        Assignment of Software Release Agreement between William M.
                 Danton & Fortune Entertainment Corporation (Bahamas).

    10.7* Letter Agreement between Team Rainbow Inc. and the Company dated November 19, 1997, as amended.

    10.8 Plan of Share Exchange between Fortune Entertainment Corporation, a Delaware corporation and Fortune Entertainment Corporation, a Bahama corporation, agreed and accepted the 14th day of October 1997.

    10.9         License Agreement by and between the Company and Sodak Gaming
                 Corporation

    10.10 Stock Option and Purchase Agreement made the 9th day of April, 1998, by and between Andrew Kaneb, his spouse as to conveyance of her marital interest, if any, and the Company.

    10.11 Lease dated the 17th day of December 1996 between Harwood Corporation and Fortune Entertainment Corporation relating to the lease of 2,333 at 543 Granville Street, Vancouver, British Columbia.

    10.12 Lease dated the 9th day of April 1997 between Harwood Corporation and Fortune Entertainment Corporation relating to the lease of 1,100 square feet at 543 Granville Street, Vancouver, British Columbia.

    10.13 Consulting Agreement dated March 1, 1997, between Continental Consulting Inc. and the Company.

    10.14        Consulting Agreement dated January 1, 1997, between 555266 B.C.
                 Ltd. and the Company Continental Consulting Inc. Consulting Agreement

    10.15 Consulting Agreement dated January 1, 1997, between BMD Financial Inc. and the Company.

    10.16 Consulting Agreement dated April 1, 1998, between Moorgate Management Inc. and the Company.

    10.17        1998 Incentive Stock Option Plan

    10.18        1998 Stock Bonus Plan


-------------
*Incorporated by reference from the Registrant's Registration Statement on Form 10-SB (File No. 0-23859) effective on December 30, 1998.