Form 10QSB
period 1999-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 1999-05-17
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.

Commission File Number 0-23859

                        FORTUNE ENTERTAINMENT CORPORATION

          Delaware                                           88-04053347
State or other jurisdiction of                            (I.R.S.) Employer
        incorporation                                     Identification No.


                              2700 East Sunset Road
                                    Suite 39
                             Las Vegas, Nevada 89102
                       -------------------------------
                     Address of principal executive offices

                                (702) 895-7812
                  ------------------------------------------
              Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes     X                             No  ___

        Class of Stock        No. Shares Outstanding          Date
            Common                 15,039,870              May 14, 1999

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                   March 31,      December 31,
                                                    1999             1998
ASSETS
Current assets
     Cash                                           $70,128         $353,543
     Accounts receivable                             22,423           22,423
     Prepaid expenses                                13,742            8,598
                                                 ----------      -----------
           Total current assets                     106,293          384,564

Deposits                                              9,879            9,879
Investments - at cost                             1,183,751        1,183,751
Property and equipment - net                         90,978           90,978
Goodwill - net                                      523,536          538,836
Intellectual property - net                       5,394,289        5,547,789
                                                  ---------        ---------

TOTAL ASSETS                                     $7,308,726       $7,755,797
                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
     Accounts payable and accrued liabilities      $600,240         $604,704
  Due to related parties                            650,058          595,980
  Loans payable                                     470,000          470,000
  Purchase consideration payable -current
      position                                      723,750          923,750
                                                 ----------       ----------
  Total current liabilities                       2,444,048        2,594,434
  Purchase consideration payable                    231,250          231,250
                                                 ----------       ----------
            Total liabilities                     2,675,298        2,825,684

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value, 30,000,000           1,504           1,393
    shares authorized, 15,039,870 shares
    issued and outstanding.
Series A, B and C Preferred stock $0.0001 par value,     52              85
    1,100,000 shares authorized: 130,864, 220,864
    and 172,364 shares issued and outstanding,
    respectively
Additional paid in capital                        9,876,580       9,482,958
Shares to be issued                                  60,000         210,000
Accumulated deficit                              (5,304,708)     (4,764,323)
                                                 -----------     -----------
Total shareholders' equity                        4,631,872       4,930,113
                                                  ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $7,308,726      $7,755,797
                                                 ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                      1999           1998
                                                      ----           ----
EXPENSES

     Amortization of intangible assets              $168,800      $178,223
     Bank charges and interest                        13,230         3,624
     Consulting fees                                  96,495        32,358
     General and administration                        4,226             -
     Legal and accounting                            111,976         4,663
     Management fees                                  62,500        94,500
     Office and miscellaneous                         20,485        19,208
     Rent                                             15,649        10,296
     Salaries and wages                               34,310        28,481
     Travel promotion and entertainment               12,714        20,012
                                                 -----------      --------

LOSS FOR THE PERIOD                                  540,385       391,365

DEFICIT, BEGINNING OF PERIOD                       4,764,323     1,456,114
                                                 ------------   ----------

DEFICIT, END OF PERIOD                            $5,304,708    $1,847,479
                                                  ==========    ==========


BASIC AND DILUTED LOSS PER SHARE               $        0.04   $      0.08
                                               =============   ===========


WEIGHTED AVERAGE COMMON SHARES                    14,482,563     4,933,420
                                                  ==========     =========
OUTSTANDING





The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                      1999            1998
                                                      ----            ----


CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the period                            $(540,385)      $(391,365)
Adjustments to reconcile net loss to net cash used in operating activities

Amortization of intangible assets                    168,800         178,223
Shares issued for services rendered                   33,700               -

Changes in operating assets and liabilities:
     Accounts receivable                                   -           4,729
     Prepaid expenses and deposits                    (5,144)          7,987
     Accounts payable and accrued liabilities         (4,464)         29,140
                                                   ----------      ---------
NET CASH USED IN OPERATING ACTIVITIES               (347,493)       (171,286)
                                                    ---------       ---------

INVESTING ACTIVITIES

Purchase price consideration payable                (200,000)       (155,000)
                                                    ---------       ---------

FINANCING ACTIVITIES

Loans payable                                              -         220,178
Advances from related parties                         54,078          88,215
Proceeds from capital contribution                   210,000         517,500
                                                     -------        --------

CASH PROVIDED BY FINANCING ACTIVITIES                264,078         825,893
                                                     -------         -------

NET DECREASE IN CASH DURING PERIOD                  (283,415)        499,607
                                                    ---------        -------

CASH AT BEGINNING OF PERIOD                          353,543          41,890
                                                     -------       ---------

CASH AT END OF PERIOD                                $70,128        $541,497
                                                     =======        ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

1.    INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.     PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries: Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3.     BUSINESS

      The Company is engaged in the acquisition, design and development of select gaming products which the Company intends to sell, lease and license both in the United States and international gaming markets.

      The Company's two initial products are the Fortune Poker System, a progressive multi-player draw poker video game and the Rainbow 21 casino blackjack game.

      The Company is still in the development stage and is expected to incur substantial future losses. At March 31, 1999 the Company did not have sufficient working capital to meet its commitments. As a result the Company is attempting to raise additional capital and is also evaluating acquisitions that would generate immediate cash flow for the Company.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Such statements include, but are not limited to projected sales market acceptance and the availability of capital. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements.

      The Company is still a development stage enterprise and is expected to incur substantial future losses. The Company has not, to date, generated any revenues from its operations. The Company must obtain additional capital or reduce operating costs to enable it to continue operations and to commercialize its two major products - Rainbow 21 and Fortune Poker.

      The Company's products are subject to state and local gaming laws, as well as various federal laws and regulations governing business activities with North American Indian Tribes. The ability of the Company to market its products dependent upon the Company's ability to comply with these gaming laws and regulations. The Company is seeking an advisory opinion from the National Indian Gaming Commission to the effect that the Company's Fortune Poker Game should be classified as a Class II activity under the National Indian Gaming Regulatory Act. The Native Indian gaming market is the initial target market for the Company and the Company intends to enter into revenue sharing agreements with various Indian Tribal governing bodies when and if Class II classification is obtained. Management believes that the Company's ability to market its Fortune Poker Game would be significantly improved if the advisory opinion were obtained.

      The Company anticipates it will receive product orders for its Fortune Poker game if regulatory approval is obtained. At that time, the Company will seek more conventional forms of financing such as bank lines of credit or product lease financing.

      No assurances can be given that the Company will be successful in obtaining required regulatory approvals or, if successful, that the Company will be able to obtain conventional lines of credit or raise additional capital. Furthermore, there can be no assurance that the Company will ever be profitable. If the Company is unable to obtain adequate additional financing, the Company will be required to sharply curtail its operations.

      The Company relies on short-term borrowings, the sale of promissory notes, and the sale of restricted common stock to fund its operations. As of May 17, 1999 the Company did not have any formal commitments from any source to provide additional capital to the Company.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings

      On April 26, 1999 a creditor to which the Company owes $369,600 filed suit in the Supreme Court of British Columbia seeking a judgement against the Company for the amount owed. The amount owed to this creditor is recorded as a liability on the Company's December 31, 1998 and March 31, 1999 financial statements.

Item 2. Changes in Securities and Use of Proceeds

        During the three months ending March 31, 1999 the Company (i) sold 150,000 shares of common stock and warrants for the purchase of an additional 150,000 shares to one corporation for $150,000 and (ii) issued 67,400 shares of common stock to three persons in payment of services rendered. The Company did not pay any commissions in connection with the foregoing transactions. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described in this paragraph are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

      During the quarter ending March 31, 1999 the Company issued 327,214 shares of its common stock upon the conversion of the Company's preferred stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
               No exhibits are filed with this report

        (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Fortune Entertainment Corporation



Date: May 17, 1999                         /s/ D. Bruce Horton
                                          ---------------------
                                          D. Bruce Horton,
                                          Principal Financial Officer, Chief
                                          Accounting Officer, Secretary and a
                                          Director