Form 10QSB
period 1999-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 1999-08-11
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

            Yes            X                    No
                       --------                              -------

         Class of Stock        No. Shares Outstanding            Date
            Common                  16,276,370              August 10, 1999

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                      June 30,    December 31,
                                                        1999          1998
                                                        ----          ----
ASSETS                                                      $            $
   Current assets
        Cash                                            37,816      353,543
        Accounts receivable                              5,785       22,423
        Prepaid expenses                                 8,598        8,598
                                                   ----------- ------------
   Total current assets                                 52,199      384,564
                                                   -----------   ----------

   Deposits                                              9,879        9,879
   Investments - at cost                             1,183,751    1,183,751
   Property and equipment - net                         97,016       90,978
   Goodwill - net                                      508,236      538,836
   Intellectual property - net                       5,240,789    5,547,789
                                                     ---------    ---------
TOTAL ASSETS                                         7,091,870    7,755,797
                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
        Accounts payable and accrued liabilities       653,013      604,704
        Due to related parties                         595,980      595,980
        Loans payable                                  385,983      470,000
        Purchase consideration payable
           -current position                           641,250      923,750
   Total current liabilities                         2,276,226    2,594,434
                                                     ---------    ---------

   Purchase consideration payable                      231,250      231,250
                                                    ----------   ----------
   Total liabilities                                 2,507,476    2,825,684
                                                     ---------    ---------

SHAREHOLDERS' EQUITY
   Share stock
        Common stock, $0.0001 per value                  1,574        1,393
        30,000,000 authorized 16,276,370
        issued and outstanding. Preferred stock,
        $0.0001 par value convertible                       38           85
        For each Class A, B and C Preferred stock
        1,100,000 authorized:  37,864,  127,864
        and 41,864 issued and outstanding
        respectively
   Additional paid in capital                        9,906,524    9,482,958
   Share stock to be issued                            510,000      210,000
   Accumulated deficit                              (5,833,742)  (4,764,323)
                                                    -----------  -----------
   Total shareholders' equity                        4,584,394    4,930,113
                                                   -----------  -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           7,091,870    7,755,797
                                                     =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                              FOR THE PERIODS ENDED
                                   (UNAUDITED)

                                        Three Months               Six Months
                                       Ended June 30,            Ended June 30,
                                      1999         1998         1999       1998
EXPENSES                                $           $             $          $

 Amortization of intangible assets   168,800     158,727      337,600   336,950
 Bank charges and interest            13,534      44,516       26,764    48,140
 Consulting fees                      35,541     134,925      132,036   167,283
 General and administration           72,956           -       77,182         -
 Legal and accounting                159,400      92,989      271,376    97,652
 Management fees                          -       30,500       62,500   125,000
 Office and miscellaneous             18,500     106,985       38,985   126,193
 Rent                                 12,000      12,290       27,649    22,586
 Salaries and wages                   23,290      23,439       57,600    51,920
 Travel promotion and
  entertainment                       25,013      20,825       37,727    40,837
                                    --------    ---------  ----------  --------

LOSS FOR THE PERIOD                  529,034     625,196   1,069,419  1,016,561

DEFICIT, BEGINNING
 OF PERIOD                         5,304,708   1,847,479   4,764,32   1,456,114
                                   ---------   ---------   ---------  ---------

DEFICIT, END OF
 PERIOD                            5,833,742   2,472,675  5,833,742   2,472,675
                                   =========   =========  =========  =========

BASIC AND DILUTED
 LOSS PER SHARE                   $     0.04   $    0.09  $    0.07   $   14.94
                                ============ ===========   ========   =========

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                 15,100,813   6,804,000    15,100,813  6,804,000
                             ==========   =========    ==========  =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


1.    INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KB for the year ended December 31, 1998.

2.    PRINCIPALS OF CONSOLIDATION

      The condensed consolidated financial statements include the amount of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter company accounts and transactions have been eliminated.

3.    BUSINESS

      The Company is engaged in the acquisition, design and development of select gaming products, which the company intends to sell, lease and license in the United States and International gaming markets.

      The Company's two initial products are the Fortune Poker System, a progressive multi-player draw poker video game and the Rainbow 21 casino blackjack game.

      The Company is still in the development stage and is expected to incur substantial future losses. At June 30, 1999 the Company did not have sufficient working capital to meet its commitments. As a result the Company is attempting to raise additional capital and is also evaluating acquisitions that would generate immediate cash flow for the Company.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

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

      The Company is still a development stage enterprise and is expected to incur substantial future losses. The Company has to date, generated only minimal revenues from its operations. The Company must obtain additional capital or reduce operating costs to enable it to continue operations and to commercialize its two major products - Rainbow 21 and Fortune Poker.

      The Company's products are subject to state and local gaming laws, as well as various federal laws and regulations governing business activities with North American Indian Tribes. The ability of the Company to market its products is dependent upon the company's ability to comply with these gaming laws and regulations. The Company is seeking an advisory opinion from the National Indian Gaming commission to the effect that the Company's Fortune Poker Game should be classified as a Class II activity under the National Indian Gaming Regulatory Act. The Native Indian gaming market is the initial target for the Company and the Company intends to enter into revenue sharing agreements with various Indian Tribal governing bodies, when and if, Class II classification is obtained. Management believes that the Company's ability to market its Fortune Poker Game would be significantly improved, if the advisory opinion were obtained.

      The Company anticipates it will receive product orders for its Fortune Poker game if regulatory approval is obtained. At that time, the Company will seek more conventional forms of financing such as bank lines of credit or product lease financing.

      The Company has obtained, regulatory approval to license and market its Rainbow 21 black jack game in the States of Nevada, Mississippi and South Dakota. The Company is applying for regulatory approval in other jurisdictions.

No assurances can be given that the Company will be successful in obtaining the required regulatory approvals, or, if successful, that the Company will be able to obtain conventional lines of credit or raise additional capital. Furthermore, there can be no assurance that the Company will ever be profitable. If the Company is unable to obtain adequate additional financing, the Company will be required to sharply curtail its operations.

      The Company relies on short-term borrowings, the sale of promissory notes, and the sale of restricted common stock to fund its operations. As of August 6, 1999 the Company did not have any formal commitments from any source to provide additional capital to the Company.

The Company is evaluating acquisitions that would generate immediate cash flow for the Company.

PART II     OTHER INFORMATION

Item l.     Legal Proceedings

      On April 26, 1999 a creditor to which the Company owes $369,600 filed suit in the Supreme Court of British Columbia seeking a judgment against the Company for the amount owed. The amount owed to this creditor is recorded as a liability on the Company's December 31, 1998 and June 30, 1999 financial statements.

Item 2.     Changes in Securities and Use of Proceeds

      During the three months ended June 30, 1999 the Company sold 900,000 shares of common stock and warrants for the purchase of an additional 900,000 shares to an individual and two corporations for total consideration of $450,000. (a 100,000, 300,000, and 500,000 unit offerings) The Company did not pay any commissions in connection with the foregoing transactions. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described in this paragraph are "Restricted Securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

      During the quarter ending June 30, 1999, the Company issued 316,500 shares of its common stock upon the conversion of the Company's preferred stock. The Company relied upon the exemption provided by section 3 (a) (9) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.     Exhibits and Reports on Form 8-K

      (a)    Exhibits
               No exhibits are filed with this report

      (b)    Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Fortune Entertainment Corporation



Date:  August 6, 1999                       /s/ Robert V. Eberle
                                          ----------------------
                                          Robert V. Eberle
                                          Principal Financial and a Director