Form 10QSB
period 1999-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 1999-11-12
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-23859

                        FORTUNE ENTERTAINMENT CORPORATION

              Delaware                                      88-04053347
State or other jurisdiction of incorporation            (I.R.S.) Employe
                                                        Identification No.

                        Fortune Entertainment Corporation
                                 144 Elm Street
                               2nd Floor, Suite 16
                             Biddeford, Maine 04005
                     Address of principal executive offices

                                 (207) 282-0878
               Registrant's telephone number, including area code

                              2700 East Sunset Road
                                    Suite 39
                             Las Vegas, Nevada 89102
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

      As of November 12, 1999 the Company had 17,612,799 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                       SEPT. 30      DEC. 31
                                                         1999          1998
                                                         ----          ----
                                                           $             $
ASSETS
Current assets
     Cash                                               11,522       353,543
     Accounts receivable                                35,785        22,423
     Prepaid expense                                     8,598         8,598
                                                       --------      -------
           Total current assets                         55,905       384,564

Deposits                                                 9,879         9,879
Investments - at cost                                1,183,751     1,183,751
Property and equipment - net                            97,016        90,978
Goodwill - net                                         492,936       538,836
Intellectual property - net                          5,087,289     5,547,789
TOTAL ASSETS                                         6,926,776     7,755,797

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
     Accounts payable and accrued liabilities          705,928       604,704
     Due to related parties                            688,030       595,980
     Loans payable                                     385,983       470,000
     Purchase consideration payable -current position  641,250       923,750
          Total current liabilities                  2,421,191     2,594,434
                                                     ---------      ---------

Purchase consideration payable                         231,250       231,250
          Total liabilities                          2,652,441     2,825,684

SHAREHOLDERS' EQUITY
 Share stock
     Common stock, $0.0001 per value
     30,000,000 authorized 16,731,370 issued and
        outstanding.                                    1,667          1,393
     Preferred stock, $0.0001 par value convertible        10             85
     For each Class A, B and C Preferred stock
     1,100,000 authorized:  32,864, 32,864 and 36,864
        issued and outstanding respectively
Additional paid in capital                         10,496,459      9,482,958
Share stock to be issued                               60,000        210,000
Accumulated deficit                                (6,283,801)    (4,764,323)
Total shareholders' equity                          4,274,335      4,930,113
                                                    _________      _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          6,926,776      7,755,797
                                                    =========      =========
     The accompanying notes are an integral part of the condensed consolidated financial statements

 FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                              FOR THE PERIODS ENDED
                                   (UNAUDITED)

                                           Nine Months         Three Months
                                       Ended September 30,  Ended September 30,
                                        1999        1998     1999         1998
                                         $           $         $            $
EXPENSES

 Amortization of intangible assets     506,400    505,249   168,800    168,299
 Bank charges and interest              31,782     64,138     5,018     15,998
 Consulting fees                       207,790    296,474    75,754    129,191
 General and administration            153,296     24,718    76,114     12,571
 Legal and accounting                  332,347    156,911    60,971     59,259
 Management fees                        93,750    188,000    31,250     63,000
 Office and miscellaneous               38,985    159,486         -     45,440
 Rent                                   27,649     34,106         -     11,520
 Salaries and wages                     86,390     62,416    28,790     10,468
 Travel promotion and
  entertainment                         41,089    112,305     3,362     71,468
                                       --------   -------   --------  --------

LOSS FOR THE PERIOD                  1,519,478  1,603,803   450,059    587,242

DEFICIT, BEGINNING
 OF PERIOD                           4,764,323  1,456,114 5,833,742  2,472,675
                                     ---------  --------- ---------  ---------

DEFICIT, END OF
 PERIOD                              6,283,801  3,059,917 6,283,801  3,059,917
                                     =========  ========= =========  =========
BASIC AND DILUTED
 LOSS PER SHARE                      $    0.10  $    0.19  $   0.03  $    0.07
                                     =========  =========  ========  =========



WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                        15,298,313  8,431,412 15,298,313  8,341,412
                                    ==========  ========= ==========  =========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                                        9 MONTHS      9 MONTHS
                                                       SEPT. 1999    SEPT. 1998
                                                           $             $

CASH FLOW FROM OPERATING ACTIVITIES

      Net loss for the period                         (1,5,19,478)  (1,603,803)
      Adjustments to reconcile net loss to net cash used in operating activities

      Amortization of intangible assets                   506,400      491,659
      Depreciation                                              -       13,590
      Shares issued for services rendered                  33,700      711,520

      Changes in operating assets and liabilities:
           Accounts receivable                            (13,362)      13,970
           Prepaid expenses and deposits                        -       21,250
           Accounts payable and accrued liabilities       101,224      250,375
CASH USED IN OPERATING ACTIVITIES                        (891,516)    (101,439)
                                                         ---------   ---------

INVESTING ACTIVITIES

      Purchase price consideration payable               (282,500)    (125,000)
Acquisition of investments                                      -   (1,371,251)
      Acquisition of property and equipment                (6,038)     (40,000)
                                                         ---------  ----------

CASH USED IN INVESTING ACTIVITIES                        (288,538)  (1,536,251)
                                                         ---------  -----------

FINANCING ACTIVITIES

      Loans payable                                       (84,017)      85,673
      Advances from related parties                        92,050     (112,288)
      Proceeds from capital contribution                  830,000    1,624,563
                                                           ------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES                     838,033    1,597,948

NET DECREASE IN CASH
DURING PERIOD                                            (342,021)     (39,742)
                                                         ----------    --------

CASH AT BEGINNING OF PERIOD                               353,543       41,890
                                                         --------     ---------

CASH AT END OF PERIOD                                      11,522        2,148
                                                         =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

1.   INTERIM REPORTING

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and
Fortune Poker Inc. (Delaware). All significant inter company accounts and transactions have been eliminated.

3.   BUSINESS

     The Company is engaged in the acquisition, design and development of selected gaming products, which the company intends to sell, lease and license in the United States and International gaming markets.

     The Company's two initial products are the Fortune Poker System, a progressive multi-player draw poker video game and the Rainbow 21 casino blackjack game.

     The Company is still in the development stage and is expected to incur substantial future losses. At September 30, 1999 the Company did not have sufficient working capital to meet its commitments. As a result the Company is attempting to raise additional capital.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Such statements include, but are not limited to projected sales, market acceptance, and the availability of capital. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements.

      The Company is still a development stage enterprise and is expected to incur substantial future losses. The Company has to date, generated only minimal revenues from its operations. The Company must obtain additional capital or reduce operating costs to enable it to continue operations and to commercialize its two major products - Rainbow 21 and Fortune Poker.

      The Company's products are subject to state and local gaming laws, as well as various federal laws and regulations governing business activities with North American Indian Tribes. The ability of the Company to market its products is dependent upon the company's ability to comply with these gaming laws and regulations. The Company intends, initially, to lease its Fortune Poker system to the charity and Indian Gaming segment of the market through its own sales staff and through independent sales representatives and distributors. In the absence of an advisory opinion as to the Class II status of the Fortune Poker system, the Company has placed more emphasis on marketing the game to Indian Tribes, such as Mille Lacs Band, who conduct operations under state compacts which provide specific procedures for prior approval of new gaming machines. The Company has initiated the testing and approval process for the Fortune Poker system through Gaming Laboratories International with the sponsorship of the Mille Lacs Band of Ojibwe Indians under the Mille Lacs Band's compact with the State of Minnesota. The Company anticipates it will receive product orders of its Fortune Poker game if regulatory approval is obtained.

      The Company has acquired all the patents and intellectual property rights relating to the Rainbow 21 blackjack game, which has been approved for casino play in Nevada by the Nevada Gaming Control Board, and in Mississippi by the Mississippi Gaming Commission and in New Jersey by the New Jersey Gaming Commission. The Company has been advised by the Nevada Gaming Control Board that the Company can sell or lease the Rainbow 21 game to licensed operators in Nevada without obtaining its own operator's license provided the Company does not share in a percentage of the gaming revenues.

      No assurances can be given that the Company will be successful in obtaining conventional lines of credit or raise additional capital. Furthermore, there can be no assurance that the company will ever be profitable. If the Company is unable to obtain adequate additional financing, the Company will be required to sharply curtail its operations.

      The Company relies on short-term borrowings, the sale of promissory notes, and the sale of restricted common stock to fund its operations. As of November l, 1999 the Company did not have any formal commitments from any source to provide additional capital to the Company.

                                     PART II
                                OTHER INFORMATION


Item l. Legal Proceedings

        On April 26, 1999 a creditor to which the Company owes $369,600 filed suit in the Supreme Court of British Columbia seeking a judgment against the Company for the amount owed. The amount owed to this creditor is recorded as a liability on the Company's December 31, 1998 and September 30, 1999 financial statements.

Item 2. Changes in Securities and Use of Proceeds

        During the three months ended September 30, 1999 the Company sold 160,000 shares of common stock and warrants for the purchase of an additional 160,000 shares to an individual and one corporation for total consideration of $80,000. The Company paid a commission of $5,000 in connection with the sale of 100,000 shares and warrants. The Company relied upon the exemption provided by
Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares and warrants described above are "Restricted Securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

        During the quarter ending September 30, 1999, the Company issued 105,000 shares of its common stock upon the conversion of the Company's preferred stock. The Company relied upon the exemption provided by section 3 (a) (9) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
        No exhibits are filed with this report

(b)   Reports on Form 8-K
        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Fortune Entertainment Corporation



Date:  November 12, 1999            By  /s/ Robert V. Eberle
                                       ----------------------------------
                                       Robert V. Eberle
                                       Principal Financial Officer and
                                       Officer authorized to sign this report