Form 10KSB
period 1999-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-04-17
CIK 1072702

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

                                       OR

( )                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _________ .

Commission file number 1-14589

                        FORTUNE ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

    DELAWARE                                            88-0405437
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

          144 Elm Street
       2nd Floor, Suite 16
          Biddeford, Maine                                   04005
(Address of principal executive offices)                    (Zip Code)

             Registrant's telephone number, including area code: (207) 282-0878

              Securities registered pursuant to Section 12(b) of the Act: None

                Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

    Check  whether  the  registrant  (1) has  filed all  reports  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 31, 2000, was approximately $15,727,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the registrant.

    The registrant's revenues for the year ending December 31, 1999 were $0.00.

    Documents Incorporated by Reference:    None

    As of March 31, 2000, the Registrant had 19,682,358 issued and outstanding shares of common stock.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company was incorporated in Delaware on August 25, 1997 to engage in the acquisition, design and development of select gaming products which the Company intends sell to United States and international gaming markets.

      In September 1997 FET, Inc. (a Colorado Corporation) was merged into the Company. In connection with this merger, the Company issued 2,175,456 shares of its common stock to the former shareholders of FET, Inc. At the time of this merger FET was not conducting any business.

      In October 1997 the Company acquired all of the issued and outstanding shares of Fortune Entertainment Corporation, a corporation organized under the laws of the Bahamas ("Fortune/Bahamas") for 1,090,464 shares of common stock, 1,090,464 shares of Series A Preferred Stock, 1,090,464 shares of Series B Preferred Stock, 1,090,464 shares of Series C Preferred Stock. Each share of the Company's Preferred Stock is, at the option of the holder, convertible into one share of the Company's common stock on and after the following dates: Series A Preferred Stock - May 20, 1998, Series B Preferred Stock-August 20, 1998, Series C Preferred Stock - November 20, 1998.

      Fortune/Bahamas was incorporated in the Bahamas on April 2, 1996. At the time of its acquisition by the Company, Fortune/Bahamas had certain agreements with Professional Video Association, Inc. ("PVA") relating to the acquisition of the Company's Fortune Poker game and an electronic bingo game.

          Unless otherwise indicated, all references to the Company include FET, Inc. and Fortune/Bahamas.

      The Company is in the early stages of marketing its products and has not earned any revenues.

Fortune Poker

      In 1998 the Company acquired from Video Lottery Consultants and William M. Danton (the "Danton Group") all of the capital stock of PVA. The Fortune Poker game is based upon technology covered by United States Patent No. 4,648,604 expiring in 2004 (the "Patent"), copyrighted game rules, and proprietary software. As part of the agreement relating to the acquisition of PVA the Danton Group assigned to the Company all of the Danton Group's rights and obligations pursuant to a Manufacturing Agreement and a related Software Release Agreement.

      The Fortune Poker system is an interactive, progressive, tournament video terminal poker game which allows the player to play against a single machine or against other players on similar terminals at the same location or remote locations.

      The progressive configuration generally links separate games through a computer network which allows players to share a common jackpot which is usually much larger than the jackpot that a single, unlinked machine could support. Progressive jackpots can reach several million dollars. Progressive games may be linked locally within a bank of a few machines, across an entire casino, or across an entire state.

      By allowing progressive play against many other players the Fortune Poker system offers the opportunity for very high payoffs. In addition, the element of choice involved in selecting cards to throw away within the time limits imposed by the game also increases player excitement which can enhance casino profits.

      The Company intends, initially, to lease its Fortune Poker system to the Indian Gaming segment of the market under revenue sharing arrangements with the operators of gaming establishments. Under the Company's leasing plan, the cost to the operator will be based on a daily lease rate per unit, which reduces the initial capital outlay to the operator. In addition, the systems are modular so that if their popularity builds, the operator can add units to the system without abandoning its investment in existing units.

      In consideration of the transfer of the stock in PVA and the assignment of the Manufacturing Agreement and the Software Release Agreement, the Company issued 1,647,500 shares of common stock to the Danton Group and paid the Danton Group $1,006,986 in cash. The Company also issued 200,000 shares of common stock to an unrelated third party as a finder's fee in connection with the transaction.

      In connection with this transaction, the Company agreed to issue additional shares to the Danton Group, or make payments to the Danton Group, if during the 60 day period ending on July 23, 1999 the shares of the Company's common stock did not have a closing bid price at least $2.00 per share. If the Company's stock price did not meet this requirement the Company was required to pay the Danton Group (for each share of the Company's common stock still held by the Danton Group), the difference between (i) $2.00 and (ii) the greater of $0.50 or the average closing bid price of the shares of the Company's common stock for the ten days preceding August 7, 1999 (the "Average Price"). The Company could pay this difference in cash or, at the Company's option, in shares of the Company's common stock. Since the bid price of the Company's common stock was less than $2.00 per share during the period prior to August 7, 1999, and in accordance with the formula specified above, the Company is required to issue 4,500,000 shares of common stock to the Danton Group. The Company plans to issue these additional shares to the Danton Group prior to June 30, 2000.

      A.    Pay the Danton Group an additional $405,000 in cash by April 30,
            2000;
      B.    issue an additional 200,000 shares of common stock to the Danton
            Group;

      C. pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company with respect to the Fortune Poker game;
      D. until the expiration of the Patent, or any renewals or extensions of the Patent, issue additional shares of its common stock to the Danton Group in an amount determined by the following formula:

                            Net earnings x Percentage
                               Average Share Price

            Percentage is 4% in 2000, 5% in 2001 and 10% in 2002 and thereafter provided that the Percentage will automatically increase to 10% if Net Earnings are at least $10,000,000.

            Net Earnings means the Company's earnings during each twelve month period ending December 31 from the revenues derived from the Fortune Poker game before income tax, depreciation and amortization.

            Average Share Price means the average trading price of the Company's common stock for the last 30 trading days of the Company's fiscal year.

      The Company agreed to register for public sale the shares of its common stock issued to the Danton Group.

      Each Fortune Poker video terminal includes the software necessary for it's internal operation. A separate software system (the "Central System Software") allows the terminals to interact through telephone lines and permits a player at a PVA terminal to play poker with players at other terminals.

      The Manufacturing Agreement provides Amusement World, Inc. with the exclusive right to manufacture Fortune Poker terminals for the Company until April 23, 2007. The cost to the Company for each terminal will range from $2,700 to $3,600 depending upon the type of terminal ordered by the Company. The cost of the terminals will increase based upon increases in the Consumer Price Index. Although the Manufacturing Agreement provides that a minimum of 333 terminals are required to be purchased from Amusement World during each of the twelve month periods ending April 23, 1998, 1999 and 2000, as of April 23, 2000 less than twenty terminals have been purchased.

Electronic Bingo

      The Company has developed a interactive, progressive, tournament style Electronic Bingo game which allows the player to play against a single machine or against other players on similar terminals at the same location or remote locations.

      As with the Company's Fortune Poker game, the Company's Electronic Bingo game allows for a progressive configuration thereby allowing players to share a common jackpot which is usually much larger than the jackpot capable of being supported by a single machine.

Rainbow 21 Blackjack Game

      In 1998 the Company acquired from Team Rainbow Inc. ("TRI") the rights a computer-based blackjack game known as Rainbow 21. The Rainbow 21 game is based upon technology covered by copyrighted game rules, proprietary software and United States Patent No. 5,390,934 expiring April 11, 2003, and United States Patent No. 5,494,296 expiring February 5, 2015 (the "Patents").

      Rainbow 21 is a simple variation to the conventional  game of Blackjack or
21. Rainbow 21 is played in the same was as the game of Blackjack and on a standard blackjack table but with a modified felt layout that permits each of the six players to wager not only on their own hands but also on any of the other five hands at once, thus allowing for up to thirty-six decisions per hand. As a result, the game provides for a possible thirty-six decisions per round versus the standard seven decisions per round (each of the six players can make up to six wagers, i.e. one wager on their hand and one wager on each of the other five players' hand).

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

      In consideration for the transfer of the assets relating to the Rainbow 21 Game the Company paid TRI $102,500 and issued TRI 750,000 shares of its common stock. The Company's agreement with TRI provides that, if during the last five trading days in August 2000, the simple average closing price for the Company's common stock ("Market Price") does not equal or exceed $2.00 per share, the Company would be required to:

      1. pay TRI the difference between (i) $1,000,000 and (ii) 500,000 multiplied by the Market Price (the "Difference"); or

      2. deliver to TRI additional shares of common stock in an amount determined by dividing the Difference by the Market Price.

Sega Gaming Technology Inc.

      As of December 31, 1999 the Company owned 188,886 shares of the common stock of Sega Gaming Technology, Inc. (SGTI), a Nevada Corporation. These shares were acquired for $1,090,000 in cash for 375,887 shares of the Company's common stock. SGTI was incorporated in 1995 and through a licensing agreement with SEGA of Japan (SEGA), has the exclusive rights to market certain multi-player gaming machines of SOJ in various areas of the world.

          In April 2000 the Company plans to sell its interest in SGTI to Sega Enterprises, Ltd. for $1,511,088.

Government Regulation

      The Company's proposed operations are subject to state and local gaming laws as well as various federal laws and regulations governing business activities with Native American tribes. The state and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. Notwithstanding the above, the Company's initial focus will be on Indian Tribal Casinos which are regulated under the Indian Gaming Regulatory Act of 1988 ("IGRA").

      The IGRA separates all gaming activities on Indian reservations into three classes, each of which is subject to differing degrees and mixes of tribal, state and federal jurisdiction and regulations:

(i) CLASS I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes.

(ii) CLASS II gaming includes specific games of chance listed in the statute, and games of skill, but subject to well-defined strictures set forth in the Act. This class of gaming includes Bingo, pull-tabs, lotto, punch boards, instant Bingo, and certain card games played under limited circumstances, and other games similar to Bingo, if those games are played at the same location where Bingo is played. In addition, the statute specifically excludes from Class II (i) banked card games including Baccarat, Chemin de fer, Blackjack, and certain categories of non-banked card games and (ii) electronic facsimiles of games of chance or slot machines. Generally, Class II gaming may be conducted on Native Indian lands if the state in which the Native American reservation is located permits such gaming for any purpose, by any person.

(iii)CLASS III gaming consists of all forms of gaming that are not in Class I or Class II, such as video casino games, slot machines and most table games such as Blackjack, Craps and Keno. Class III gaming may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. More than two dozen states permit various forms of Class III gaming pursuant to compacts with Native American tribes.

      The National Indian Gaming Commission has declined to issue to the Company an advisory opinion that its Fortune Poker system gaming machine should be classified as a Class II activity. Although prior approval is not required under IGRA for Class II gaming, most Tribes, as a practical matter, are reluctant to make the investment in a Class II game without an advisory opinion.

      Although Class III gaming is highly regulated, the scheme of regulation is well-defined and tends to involve similar standards from state to state. As a result, the Company plans to market its Fortune Poker and electronic Bingo games to Indian Tribal Casinos having Class III gaming licenses.

      All states which permit Class III gaming in Indian Tribal casinos require mechanical or electronic games to be tested prior to their use. Testing is required to insure that the game will comply with state regulations. Gaming commissions in Nevada, New Jersey and several other states have their own testing laboratories which test mechanical and electronic games. Other states require these games to be tested by independent laboratories, one of the largest of which is Gaming Laboratories International ("GLI"). GLI is presently testing the Company's Fortune Poker game and an electronic Bingo game which was developed by the Company.

Plan of Operations

      During the period ending December 31, 2000 the Company plans to market its Fortune Poker and electronic Bingo games to Indian Tribes holding Class III casino licenses in Minnesota. During the year 2000 the Company plans to license the rights to its Rainbow 21 game to third parties who will then attempt to market the Rainbow 21 game to casino operators.

          In order to market its Fortune 21 and electronic Bingo games, the Gaming Laboratories International will need to complete its testing of the Fortune Poker game. The Company expects this testing will be completed by May 2000.

      Following the competition of the testing of the Company's Fortune Poker and electronic Bingo games the Company will apply for a gaming license from Minnesota. While the Company's application is being reviewed, the Company will begin negotiations with Indian Tribal Casinos in Minnesota with a view to the Tribal Casino's purchase or lease of the Company's Fortune Poker and/or electronic Bingo games. It will be the Company's objective to conclude an arrangement whereby the Company will receive a percentage of the net revenues derived from the operation of the games. The percentage which the Company expects to receive will vary (typically between 9% and 23%) depending upon whether the games are purchased or leased from the Company and whether the Company or the particular Tribal Casino operates the games.

      The Company does not anticipate any difficulties in obtaining a gaming license from Minnesota. Contingent with the ability of the Company to conclude satisfactory agreements with one or more Tribal Casinos in Minnesota, the Company expects that its first Fortune Poker game and/or electronic Bingo game will be installed and operational in a Minnesota Indian Tribal Casino by September 2000.

    If the Company is successful in obtaining a gaming license in Minnesota, the Company plans to apply for gaming licenses in other states (with the exception of Nevada and states that do not have Class III Indian Tribal casinos) which have tribal casinos with Class III gaming licenses. However, before applying for a gaming license in any of these states, the Company must first obtain the sponsorship of an Indian tribe which operates a casino in the state.

      No assurances, however, can be given that the Company will be successful in obtaining any required licenses, permits or approvals, or in obtaining the sponsorship of any Indian tribe operating casinos in states other than Minnesota.

Competition

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

Employees

      As of March 31, 2000, the Company had three full-time employees and four part-time employees. The Company's employees are not represented by a labor union. Three employees serve in management or administrative capacities, two employees are principally engaged in soliciting sales of the Company's games to Native American Tribes and the remainder are hourly workers in the Company's operations. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

ITEM 2.  PROPERTIES

      The Company's executive offices are located at 144 Elm Street, Biddeford, Maine and consist of 1,114 square feet of space which is rented for $1,000 per month.

      The Company also leases office space at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada at a monthly rental of $1,921. The lease on this space expires in 2000.

ITEM 3.  LEGAL PROCEEDINGS

      The Company's subsidiary, Fortune Entertainment Corporation of British Columbia, Canada, commenced an action in the Vancouver Registry of the Supreme Court of British Columbia on May 6, 1998 against Advanced Gaming Technology, Inc. to recover $990,000 as a debt owed by defendant to plaintiff pursuant the defendant's written agreement made March 30, 1998 to pay plaintiff $990,000 to repurchase from plaintiff the plaintiff's right to participate in defendant's interest in a United Kingdom bingo project. The Plaintiff intends to make an application to the Supreme Court of British Columbia for a summary trial of the action.

      In addition, the Company is engaged in routine litigation incident to its business which would not, in the opinion of the Company, individually or in the aggregate, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

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

                                                      Closing Bid

      Quarter ending                            Low               High

      June 30, 1998                            $ 0.53             $ 2.00
      September 30, 1998                       $ 0.88             $ 1.97
      December 31, 1998                        $ 0.41             $ 0.78

      March 31, 1999                           $ 0.47             $ 1.15
      June 30, 1999                            $ 0.41             $ 0.94
      September 30, 1999                       $ 0.45             $ 0.80
      December 31, 1999                        $ 0.29             $ 0.75

      The Company has approximately 350 record holders of its Common Stock.

      The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

      During the quarter ended December 31, 1999 the Company:

(i) sold 522,082 shares of common stock for cash to nine investors in private offerings;
(ii) issued 164,550 shares of common stock to two persons for consulting services provided to the Company;
(iii)issued 500,000 shares of common stock to Team Rainbow, Inc. as partial consideration for the rights to the Rainbow 21 game; and
(iv) issued 375,887 shares of common stock in exchange for 57,636 shares of SGTI stock.

      The shares of common stock issued or sold during the quarter were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following sets forth certain financial data with respect to the Company and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report.

Statement of Operations Data:
                                      Year Ended                     Year Ended
                                   December 31, 1998          December  31, 1999
                                   ------------------         ------------------

Revenues                           $        --                 $         --
General and Administrative
     Expenses                       (3,308,209)                  (1,994,641)
Other Income (Expense)                      --                        1,314
                                      --------                     --------
Net (Loss)                         $(3,308,209)                 $(1,993,327)
                                   ============                 ============

Balance Sheet Data:
                                       December 31, 1998    December 31, 1999

Current Assets                             $384,564                 $25,032
Total Assets                              7,755,797               6,876,140
Current Liabilities                       2,594,434               2,232,625
Total Liabilities                         2,825,684               2,232,625
Working Capital (Deficit)                (2,209,870)             (2,207,593)
Shareholders' Equity (Deficit)            4,930,113               4,643,515

    The Company's products are in the early stage of commercialization and regulatory approval. The Company has not, to date, generated any revenues from its operations. Accordingly, the Company has since inception funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company is required to obtain additional financing on an ongoing basis to execute its business plan. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

      The ability of the Company to generate revenues and positive cash flow will depend on several factors, including the timing and costs in obtaining gaming licenses and concluding agreements with Indian Tribal Casinos with respect to the Company's gaming products.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements included with this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the management of the Company:

      Name                   Age               Position

     William M. Danton       45        President, Chief Executive Officer and
                                       a Director
     Roland M. Thomas        49        Chief Operating Officer
     Robert V. Eberle        46        Chief Financial Officer
     Theodore Silvester, Jr. 53        Vice President and a Director
     Dick Anagnost           43        Director

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

    The following sets forth certain information concerning the past and present principal occupations of the Company's officers, directors and the nominee to the Board of Directors.

      William  M.  Danton  has been the  Company's  President,  Chief  Executive
Officer and a Director since December 11, 1998. Between January 1, 1998 and December 11, 1998 Mr. Danton was a consultant to the Company. Mr. Danton was the previous owner of the Fortune Poker system technology which the Company acquired from Video Lottery Consultants, Inc. in 1997. Since July 1995 Mr. Danton has also been the Chief Executive Officer of Old Orchard Beach Associates, a large hospitality organization in southern Maine.

          Roland M. Thomas has been the Company's Chief Operating Officer since December 1998. Mr. Thomas has been involved in the management of product development, software, systems, technology project management and international corporate development for over 20 years. Between February 1996 and September 1998 Mr. Thomas was the Chief Executive Officer of Casino Software Corporation. Since August 1993 Mr. Thomas has also been the President of ERT Technology Corp.

      Robert V. Eberle has been the Company's Chief Financial Officer since July 1999. For the past 17 years Mr. Eberle has also been an attorney in private practice.

          Theodore Silvester, Jr. has been the Company's Vice President and a Director since July 1999. Between March 1994 and September 1997 Mr. Silvester was the director of sales and marketing for Professional Video Association, Inc., a corporation which was acquired by the Company in September 1997.

          Dick Anagnost has been a director of the Company since February 2000. Mr. Anagnost has been involved in all aspects of real estate development, management and finance since 1979.

      William Danton, Roland Thomas, and Theodore Silvester, Jr. devote substantially all of their time on the Company's business. Robert Eberle devotes approximately 50% of his time to the Company's affairs Dick Anagnost, as a director, devotes only a minimal amount of time to the Company.

Change in Management

      Beginning in December 1998 the management of the Company changed. The following provides certain information concerning the dates of service of the former and present management of the Company.

                                                               Periods of
Name                             Position                       Service

David B. Jackson          President and a Director             8/97 to 12/98

D. Bruce Horton           Chief Financial Officer,             8/97 to 7/99
                          Secretary and Director

William M. Danton         President and a Director             Since 12/98

Roland M. Thomas          Chief Operating Officer              Since 12/98

Robert V. Eberle          Chief Financial Officer              Since 7/99

Theodore Silvester, Jr.   Vice President and a Director        Since 7/99

Dick Anagnost             Director                             Since 2/2000

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 1999.

                                                  Other
                                                  Annual    Restricted  Options
    Name and           Fiscal   Salary  Bonus    Compen-      Stock     Granted
Principal Position      Year      (1)    (2)     sation (3)  Awards (4)    (5)
-----------------     -----    ------  ------  ---------   ----------   -----

William M. Danton,     1999         --     --         --        --          --
President and Chief    1998   $125,000     --         --        --     250,000
Executive Officer since1997         --     --         --        --          --
December 1998

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock beneficially owned by the officers listed in the table and the value of such shares as of December 31, 1999. The closing bid price of the Company's common stock on December 31, 1999 was $0.52.

      Name                          Shares               Value

      William M. Danton            995,000             $517,400

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The following shows the amounts which the Company expects to pay to its officers during the year ending December 31, 2000 and the time which the Company's officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                               Proposed                Time to be Devoted
Name                         Compensation             To Company's Business

William M. Danton              $125,000                       100%
Roland M. Thomas              $  90,000                       100%
Robert V. Eberle              $  45,000                        50%
Theodore Silvester, Jr.       $  90,000                       100%

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

      Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      During the year ended December 31, 1999 the Company issued 150,000 shares of its common stock to Dick Anagnost, a director of the Company, for services rendered.

      With the exception of the foregoing, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended December 31, 1999.

Employment Contracts

      The Company does not have any employment contracts with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

      The Company does not have an Audit Committee or a compensation committee.

Stock Options

The Company did not issue any options to any officer or director in 1999.

Option Exercises in Last Fiscal Year and Option Values

                                                                  Number of
                                                                  Securities        Value of
                                                                  Underlying       Unexercised
                                                                  Unexercised      In-the-Money
                                                                  Options at        Options at
                                                                  December 31,      December 31,
                         Shares Acquired        Value           1999 Exercisable/  1999 Exercisable/
Name                     on Exercise (1)      Realized (2)     Unexercisable (3)   Unexercisable (4)
-----------------       -----------------     ------------     -----------------   -----------------
William M. Danton              --                --               250,000/--               -/-
Roland M. Thomas               --                --               200,000/--               -/-


(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 1999.

(2) With respect to options exercised during the Company's fiscal year December 31, 1999, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 1999, separated between those options that were exercisable and those options that were not exercisable. All options held at December 31, 1999 are presently exercisable.

(4) For all unexercised options held as of December 31, 1999, the excess of the market value of the stock underlying those options (as of December 31, 1999) and the exercise price of the option. All options held at are presently exercisable.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.

      The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1. Options granted pursuant to the Plan must be exercised no later than:

      (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

      (b)   The  expiration  of one year  after  the  date on  which  an  option
            holder's   employment  by  the  Company  is   terminated,   if  such
            termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plan.

      The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan.

      Up to 500,000 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans.

      The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary.

      The following sets forth certain information as of December 31, 1999, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                       Total Shares   Shares Reserved    Shares      Remaining
                        Reserved     for Outstanding   Issued As  Options/Shares
Name of Plan            Under Plan       Options     Stock Bonus     Under Plan
-----------            ----------  ---------------  -----------   -------------

Incentive Stock Option
  Plan                  2,000,000            --           N/A        2,000,000
Non-Qualified Stock
    Option Plan         5,000,000        950,000          N/A        4,050,000
Stock Bonus Plan          500,000            N/A           --          500,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

                                       Number of             Percent of
Name and Address                       Shares (1)               Class

William M. Danton                      995,000 (2)               5.1%
144 Elm Street, 2nd floor
Suite 16
Biddeford, ME 04005

Roland M. Thomas                            --                     --
2700 East Sunset Road
Suite #39
Las Vegas, NV 89120

                                       Number of             Percent of
Name and Address                       Shares (1)               Class

Robert V. Eberle                            --                     --
200 Walnut Street
Suite G
Saugus, MA 01906

Theodore Silvester, Jr.                 35,000 (3)               0.2%
144 Elm Street, 2nd floor
Suite 16
Biddeford, ME 04005

Dick Anagnost                          150,000                   0.7%
730 Pine Street
Manchester, NH 03104-3108

Officers and Directors as a          1,180,000                   6.0%
Group (5 persons)

(1) Excludes shares issuable prior to March 31, 2000 upon the exercises of options granted to the following persons:

                             Shares Issuable
                             Upon Exercise        Option          Expiration
 Name                        of Option         Exercise Price    Date of Option

William M. Danton               250,000               $0.90       5/22/03
      Roland M. Thomas          200,000               $0.90       5/22/03
      Robert Eberle                  --                 --             --
      Theodore Silvester, Jr.   125,000               $0.90       5/22/03
      Dick Anagnost                  --                 --             --

(2) Shares are registered in the name of WWT&T Ltd. Mr. Danton may be considered the beneficial owner of these shares.
(3) Excludes 870,000 shares held by Team Rainbow, Inc., a corporation in which Mr. Sylvester owns a 20% interest.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 1 of this report for information concerning the Company's acquisition of Professional Video Association, Inc. ("PVA"). William Danton, an officer and director of the Company, was a controlling shareholder of PVA.

      See Item 1 of this report for information concerning the Company's acquisition of the Rainbow 21 game from Rainbow, Inc. Theodore Silvester, Jr., an officer and director of the Company, owns 20% of Team Rainbow, Inc.

         CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                          Independent Auditors' Report


To the Shareholders of
Fortune Entertainment Corporation


We have audited the accompanying consolidated balance sheet of Fortune Entertainment Corporation (a development stage enterprise) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fortune Entertainment Corporation as of December 31, 1998, were audited by other auditors whose report dated February 12, 1999, on those statements included an explanatory paragraph that described the development stage of the enterprise as discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortune Entertainment Corporation as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from its shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




North Andover, MA
April 12, 2000
                                         GORDON, HARRINGTON & OSBORN, PC
                                            Certified Public Accounts

               The accompanying notes are an integral part of the
                              financial statements.
                                        3
                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                    CONSOLIDATED BALANCE SHEET (See Basis of
                             Presentation - Note 1)
                           December 31, 1999 and 1998

                    ASSETS                             1999             1998
                                                       ----             ----
Current:
   Cash                                        $       22,397     $   353,543
   Accounts receivable                                 2,635           22,423
   Prepaid expenses and other current assets                            8,598
                                               ----------------  ------------
                                                           -
     Total current assets

Deposits                                               9,879            9,879
Investments                                        1,356,658        1,183,751
Property and equipment, net of accumulated            73,146           90,978
  depreciation of $39,973 and $22,141,
  respectively.
Goodwill, net of accumulated amortization of
  $135,824, and $74,624, respectively.               477,636          538,836
Intellectual property, net of accumulated
  amortization of $1,208,198 and $594,198,
  respectively                                     4,933,789        5,547,789
                                                 -----------        ---------

     Total assets                               $  6,876,140       $7,755,797
                                                 ===========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Accounts payable and accrued liabilities    $     385,134      $   604,704
   Due to related parties                          1,072,491          595,980
   Loans payable                                     370,000          470,000
   Purchase consideration payable                    405,000          923,750
                                                ------------       ----------
     Total current liabilities

   Purchase consideration payable                            -        231,250
                                               ---------------     ----------

     Total liabilities                             2,232,625        2,825,684
                                                   ---------        ---------
Commitments and contingencies

Stockholders' Equity:
   Share stock
     Common stock, $0.0001 par value,
      30,000,000 authorized, 18,093,615 and
      13,925,256 respectively issued and
      outstanding                                      1,810            1,393
     Preferred stock, $0.0001 par value,
       convertible
       Class A, B and C Preferred stock:
       5,000,000 authorized, 32,864; 32,864;
       36,864 (1998 - 130,864; 231,864;
       488,578) issued and outstanding,
       respectively                                       10               85
   Additional paid in capital                     10,795,642        9,017,958
   Share stock to be issued                          138,703          210,000
   Stock based compensation                          465,000          465,000
   Accumulated deficit                            (6,757,650)      (4,764,323)
                                                 -----------        ---------

     Total stockholders' equity                    4,643,515        4,930,113
                                                 -----------        ---------

     Total liabilities and stockholders'        $  6,876,140       $7,755,797
     equity                                      ===========        =========

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           December 31, 1999 and 1998

                                                                 Period from
                                                                  August 25,
                                                                     1997
                                                                 (inception)
                                    Year Ended     Year Ended    to December
                                   December 31,   December 31,       31,
                                       1999           1998           1999
                                       ----           ----           ----
Expenses:
   Amortization of intangible       $   675,200   $   655,543      $
assets
   Bank charges and interest            107,618       106,138
   Depreciation                          17,832        18,163         40,305
   Foreign exchange (gain) loss          (6,124)       (2,795)        (4,238)
   General and administration           182,856       115,908
   Legal and accounting                 485,075       308,622
   Management fees                      255,000       319,103
   Office and miscellaneous              25,656       376,822        420,612
   Consulting fees                      159,771       709,850
   Rent                                  51,277        63,003
   Salaries and wages                         -        66,834
   Stock based compensation                   -       465,000
   Travel, promotion and
    entertainment                        40,480       106,018
                                    -----------    ----------
                                      1,994,641     3,308,209      5,724,951
                                      ---------     ---------      ---------
Loss before the following:           (1,994,641)   (3,308,209)    (5,724,971)
Investment valuation reserve                  -             -     (1,034,013)
Interest income                           1,314
                                   ------------  --------------
                                                            -
     Loss for period                 (1,993,327)   (3,308,209)    (6,757,650)

Deficit, beginning of period         (4,764,323)   (1,456,114)
                                                                           -
Deficit, end of period              $(6,757,650)  $(4,764,323)   $(6,757,650)
                                      =========     =========      =========

Basic and diluted loss per share          (0.12)        (0.36)

                             FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 December 31, 1999 and 1998

                              Common Stock       Preferred Stock
                          --------------------  --------------------
                                                                                                               Common
                          Number of                Number             Paid in    Accumulated   Stock Based   Shares to
                           Shares      Amount    of Shares   Amount   Capital     Deficit     Compensatio    be Issued      Total

Balance, December 31,    4,265,920    $   427     3,271,392   $327   $1,547,188  $(1,456,114)   $    --     $1,675,000   $1,766,828
1997                                                                                   -

Issuance of common stock 7,239,250        724                         7,470,770                             (1,675,000)   5,796,494
Conversion of preferred
     stock               2,420,086        242    (2,420,086)  (242)                                                              --
Common stock to be
     issued                                                                                                    210,000      210,000
Stock based compensation                                                                          465,000                   465,000
Loss for the period             --         --            --      --           --  (3,308,209)          --           --   (3,308,209)

                           --------     ------    ---------   -----    ---------  ----------      --------    --------    ---------

Balance, December 31,    13,925,256     1,393       851,306      85    9,017,958  (4,764,323)     465,000      210,000    4,930,113
1998

Issuance of common stock 3,419,645        342                          1,777,684                              (150,000)   1,628,026
Conversion of preferred    748,714         75     (748,714)     (75)                                                             --
    stock
Common stock to be                                                                                              78,703       78,703
    issued
Loss for the period             --         --           --       --          --   (1,993,327)          --           --   (1,993,327)
                         ----------------------------------------------------------------------------------------------------------
Balance, December 31,    18,093,615    $1,810      102,592    $  10  $10,795,642  $6,757,650)    $465,000     $138,703   $4,643,515
   1999                  ==========     =====      =======     ====   ==========   =========      =======     ========   =========


                       The accompanying notes are an integral
                        part of the financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 1999 and 1998

                                                                 Period from
                                                                  August 25,
                                                                     1997
                                    Year Ended     Year Ended    (inception)
                                   December 31,   December 31,   to December
                                       1999           1998         31, 1999
                                       ----           ----         --------
Operating activities:
   Net loss for period              $(1,993,327)  $(3,308,209)   $(6,757,650)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Amortization of intangible
      assets                            675,200       655,543      1,344,021
     Depreciation                        17,832        18,163         40,305
     Investment valuation reserve             -             -      1,034,013
     Stock based compensation                 -       465,000        465,000
     Shares issued, or to be
      issued for services               113,793       210,020        323,813
     Changes in operating assets
      and liabilities:
     Accounts receivable                 19,788         5,760          2,635
     Prepaid expenses, deposits
      and other current assets            8,598         4,019         (9,879)
     Accounts payable and accrued
      liabilities                      (219,570)      857,914        712,775
                                      ---------    ----------     ----------

   Net cash used in operating
    activities                       (1,377,686)   (1,091,790)    (2,844,967)
                                      ---------     ---------      ---------

Investing activities:
   Acquisition of property and
    equipment                                 -       (41,334)       (47,351)
   Acquisition of investments          (172,907)   (1,071,250)    (1,288,171)
   Purchase price consideration
    payments                           (380,000)     (350,000)      (730,000)
   Business acquisitions, net of
     cash required                            -       (12,500)       (31,350)
                                        -------    -----------    -----------

   Net cash used in investing
    activities                         (552,907)   (1,475,084)    (2,096,872)
                                      ---------     ---------      ---------

Financing activities:
   Proceeds from capital
    contributions                     1,089,326     2,147,900      3,657,510
   Share subscriptions received         133,610       150,000        133,610
   Borrowings under loans payable             -       262,403        347,074
   Advances from related parties        476,511       318,224        926,042
   Payment of loans                    (100,000)            -       (100,000)
                                     ----------       --------     ----------

   Net cash provided by financing
    activities                        1,599,447     2,878,527      4,964,236
                                     ----------     ---------      ---------

Net increase (decrease) in cash
  during the period                    (331,146)      311,653         22,397
Cash at beginning of period
                                        353,543        41,890              -
                                     ----------   -----------        --------

Cash at end of period                $   22,397    $  353,543      $  22,397
                                     ==========    ==========      =========


                     he accompanying notes are an integral
                        part of the financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - NATURE OF BUSINESS AND LIQUIDITY

Fortune Entertainment Corporation, a Delaware corporation (the "Company"), was incorporated on August 25, 1997. On September 16, 1997, the Company acquired all of the issued and outstanding share stock of FET, Inc. (a Colorado Corporation incorporated on August 19, 1997) for consideration of 2,175,456 common shares of the Company. As a result of this acquisition, the previous shareholders of FET, Inc., as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for a reverse acquisition whereby FET, Inc. is deemed to have acquired the Company. Accordingly, the consolidated balance sheets of the Company are based upon the accounts of FET, Inc. at their historic net book value and the accounts of the Company at their estimated fair value at the time of the transaction. The estimated fair value of the Company at the time of the transaction was based upon an ascribed value of $0.10 per share for the 100 common shares of the Company that were outstanding prior to the transaction with FET, Inc.

The deemed acquisition of the Company by FET, Inc., based upon the Company's financial statements of the date of its incorporation on August 25, 1997 was as follows:

      Net assets acquired
         Cash                                            $10

      Deemed consideration
         100 shares of the Company
           outstanding prior to acquisition
           by FET, Inc.                                  $10

The Company is the surviving corporation and is committed to developing gaming and entertainment products for both the North American and International markets.

The Company's financial statements for the years ended December 31, 1999 and 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $1,993,327 and $3,308,209 for the years ended December 31, 1999 and 1998, and as of December 31, 1999 and 1998 had a working capital deficiency of $2,207,593 and $2,209,870, respectively. The Company is still a development stage enterprise and is expected to incur substantial losses and expenditures prior to the commencement of full-scale operations in future years. The Company's working capital at December 31, 1999 will not be sufficient to meet such commitments. Management recognizes that the Company must obtain additional financial resources or consider a reduction in operating costs to enable it to continue operations with available resources and to commercialize its investments in the intellectual properties and patents relating to its two major assets - Rainbow 21 and Fortune Poker. The Company is pursuing licensing approvals for its technologies in various US states. In addition to the development of its current technologies, the Company is evaluating opportunities that would generate immediate cash flow for the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker, Inc. (Delaware) (formerly known as Professional Video Association, Inc.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual result could differ from these estimates.

Financial Instruments

Amounts reported for cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and purchase consideration payable are considered to approximate fair value primarily due to their short maturities. The investment in Sega Gaming Technology, Inc., (SGTI) a Private company, is recorded at cost.

As of April 3, 2000, SGTI and SEGA Enterprises have agreed; along with SGTI shareholders (of which the Company is one), to sell the SGTI stock to SEGA Enterprises for $8.00 per share.

Property and Equipment

Property and equipment are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the related assets (2 - 5 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated lives.

Income Taxes

The Company uses the liability method of accounting for income taxes, Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions Of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation which will effect reported net income; or 2) to follow the existing accounting rules for stock-based compensation but disclose what the impact would have been had the fair value method been adopted. The Company elected the disclosure option (see Note 9).

Computation of Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 1999 and 1998, the diluted loss per share will be equivalent to the basic loss per share since the company is in a loss position.

NOTE 3 -  BUSINESS ACQUISITIONS

Fortune Entertainment Corporation (Bahamas)

On October 14, 1997 the Company acquired all of the issued and outstanding share
stock  of  Fortune  Entertainment  Corporation  (Bahamas),   ("FECB"),  for  the
following Consideration:

                                                 # of shares
Purchase price                                                     $1,542,657

Consideration given:
Common Stock                                       1,094,464          385,665
Series A Preferred Stock                           1,094,464          385,664
Series B Preferred Stock                           1,094,464          385,664
Series C Preferred Stock                           1,094,464          385,664
                                                                   ----------
                                                                   $1,542,657

All of the Preferred Stock is convertible at specific dates as described in Note
9. The value ascribed to the shares as shown above represents the value of the issued and outstanding share stock of FECB immediately prior to the transaction.

The purchase price has been allocated according to the estimated fair values of the assets and liabilities of FECB as follows:

Cash                                                             $     26,150
Accounts receivable                                                    17,268
Prepaid expenses                                                       10,123
Property and equipment                                                 66,100
Investment in Advanced Gaming Technology,
   Inc. (note 5)                                                      990,000
Fortune Poker (notes 3 and 4)                                         321,986
Accounts payable                                                      (23,480)
Loan payable                                                         (250,000)
Due to related parties                                               (228,950)
Goodwill on acquisition                                               613,460
                                                                   ----------
                                                                   $1,542,657

Fortune Poker, Inc. (formerly known as Professional Video Association, Inc.)

Pursuant to a Purchase and Sale Agreement (the "Agreement") dated September 5, 1997 with William Danton and Video Lottery Consultants, Inc. (the "Danton Group"), the Company acquired all of the remaining issued share stock of Fortune Poker, Inc. (Fortune Poker), formerly known as Professional Video Association, Inc. ("PVA"). Fortune Poker was originally formed to capitalize on the patented software invention ("Intellectual Property") of a skill poker software game known as PVA Electronic Tournament Poker. The entire purchase price has been allocated to Intellectual Property (see Note 4).

Details of this acquisition are as follows:
                                                 # of shares
Purchase Price                                                     $5,106,986

Consideration:
Investment in Fortune Poker acquired in the
   FECB acquisition                                                   321,986
Cash paid to December 31, 1997 pursuant to
   the agreement                                                       35,000
                                                                  -----------
Sub-total

Cash payments due                                                   3,340,000
Common shares to be issued                           705,000        1,410,000
                                                                    ---------
                                                                   $5,106,986

All of the common  shares  have,  and are, to be issued at an ascribed  value of
$2.00 per share, that being the guaranteed amount pursuant to the "top-up-Provision" and accounted for pursuant to Emerging Issues Task Force Abstract 97-15.

The Agreement contains a "top-up provision" which provides that if during the period commencing on the date that all of the stock issued to the Danton Group becomes fully registered under the Securities Act of 1933 as amended (the "Trading Date"), and ending on a date 60 days after the Trading Date, the shares of the Company trading on the OTC Bulletin Board (the "Board") have not for 45 days had a closing bid price per share of at least $2.00, then, to the extent that the Danton Group stock is held on the 60th day, the Company must pay the Danton Group the difference between $2.00 per share and the greater of $0.50 per share and the average bid closing price of shares of the Company's stock trading on the Board for the 10 days preceding August 7, 1999. This difference was to be paid on or before August 15, 1999 in cash or stock. Any further stock issued pursuant to this top-UP provision will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.00 per share.

During the year ended December 31, 1998, the Company elected to settle a portion of the cash payments due by issuing 1,142,500 shares valued at $2.00 per share in addition to the 705,000 shares issued pursuant to the original purchase agreement. Of the remaining balance due, $705,000 is outstanding at December 31, 1998. The company amended the Agreement and has paid an additional $146,000 fee, and agreed to issue 100,000 common shares of the Company for, this amendment. These amounts, aggregating $200,000, have been expensed and are included in office and miscellaneous at December 31, 1998.

During the year ended December 31, 1999, the agreement was further amended as follows:

The Company issued no shares of commons stock to the Danton Group in 1999 and paid the Danton Group $300,000 in 1999.

The agreement with the Danton Group further requires the Company to pay the Danton Group the balance of $405,000 by April 30, 2000, pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company with respect to the Fortune Poker game, and until the expiration of the Patent, or any renewals or extensions of the Patent, issue additional shares of its common stock to the Danton Group in an amount determined by the following formula:

                        Net earnings x Percentage
                        -------------------------
                           Average Share Price

         Percentage is 4% in 2000, 5% in 2001 and 10% in 2002 and thereafter provided that the percentage will automatically increase to 10% if Net Earnings are at least $10,000,000.

         Net earnings means the Company's earnings during each twelve month period ending December 31 from the revenues derived from the Fortune Poker game before income tax, depreciation and amortization.

         Average Share Price means the average trading price of the Company's common stock for the last 30 trading days of the Company's fiscal year.

The Company has agreed to register for public sale the shares of its common stock issued pursuant to this within 180 days of their issuance.

The acquisition of Fortune Poker included the assumption of a Manufacturing Agreement. As amended April 24, 1998, the Manufacturing Agreement provides Amusement World, Inc. with the exclusive right to manufacture Fortune Poker terminals for the Company until April 23, 2008. The cost to the Company for each terminal will range from $2,700 to $3,600 depending upon the type of teminal ordered by the Company. The cost of the terminals will increase based upon increases in the Consumer Price Index. Although the Manufacturing Agreement provides that a minimum of 333 terminals are required to be purchased from Amusement World during each of the twelve month periods ending April 23, 1999, 2000 and 2001 and as of December 31, 1999, no terminals have been purchased. The agreement relates to class II devices which are not yet approved.

Team Rainbow, Inc.

Pursuant to an Asset Acquisition Agreement (the "Agreement") effective July 31, 1998, with Team Rainbow Inc. ("TRI"), the Company purchased all of the rights, assets and business of TRI for the following consideration:

                                                 # of Shares
Purchase price
                                                                   $1,035,000
Consideration given
   Cash                                                          $     22,500
Cash consideration due:
   by July 31, 1999                                                    50,000
   by July 31, 2000                                                   150,000
   by July 31, 2002                                                   250,000
Common shares issued by July 31, 1998                250,000          562,500
                                                                   ----------
                                                                   $1,035,000

The Company paid $22,500 in cash and agreed to pay a total of $250,000 in equal quarterly installments over the four-year period ending July 31, 2002. In addition, as noted in Note 4, a further minimum amount of $200,000 is required to be paid by July 31, 2000.

TRI holds a patent on a multi-positional blackjack game known as "Rainbow 21". All of the common shares were issued at an ascribed value of $2.25 per share being the guaranteed amount pursuant to Note 4 and accounted for pursuant to Emerging Issues Task Force Abstract 97-15. Of the cash balance due, $450,000 was outstanding at December 31, 1998. The entire purchase price has been allocated to the Intellectual Property (see Note 4).

During 1999, in completion of the transfer of the assets relating to Rainbow 21 Game, the Company paid TRI $80,000 and issued TRI 500,000 shares of its common stock.

The Company's agreement with TRI was amended on October 13, 1999 in which 500,000 shares would be issued to TRI with no further payments of any kind to be due to TRI. The only existing agreement with TRI, as outlined in the October 13, 1999 amendment, states that the Company guarantees the FEC shares will have a value of $2.00 per share by August 1, 2000 or the Company will issue cash or shares of the equivalent value for the deficit.

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual  property consists of the patented software inventions discussed in
Note 3 known respectively as Fortune Poker and Rainbow 21.

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

Until the Company meets all of the above obligations in a timely manner, the Fortune Poker stock (see Note 3) is subject to a Stock Pledge Agreement whereby Mr. Danton has been granted a security interest in 60% of the issued and outstanding Fortune Poker stock which provides for the right of Mr. Danton to obtain ownership and control of the pledged stock if the Company defaults under this Agreement While the Stock Pledge Agreement is in place, the Company is not permitted to change, amend or modify its bylaws and certificate of Incorporation; sell, convey or transfer any of the assets associated with this Agreement; or incur any debt, liability or other obligation or responsibility outside the ordinary course of business without the prior written consent of the Danton Group. Additionally, Mr. Danton has been granted an option to purchase the other 40% of the issued and outstanding Fortune Poker stock upon default of this Agreement by the Company at a price equivalent to that paid by the Company.

Rainbow 21

Pursuant to the TRI acquisition as discussed in Note 3, the Company has the following obligations:

1. If during the last five trading days in the twelfth month after the option exercise date, the simple average closing price for the shares traded on the public market ("Market price") does not equal or exceed $2.25 per share, the Company must either.
     a. pay TRI the difference between $562,500 less 250,000 multiplied by the Market Price (the "Difference"); or
     b. deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.
2. To pay TRI in quarterly installments, the greater of $50,000 or 10% of the net revenues from Rainbow 21 for the twelve months ended July 31, 1999.
3. To pay TRI in quarterly installments, the greater of $150,000 or 10% of the net revenues from Rainbow 21 for the twelve month period ended July 31, 2000.
4. Commencing July 31, 2001, the Company must pay additional consideration of 5% of the net revenues from Rainbow 21 for the preceding twelve month period.

Any further stock issued pursuant to [1] above will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.25 per share. The minimum payments under [2] to [4] above have been recorded as consideration payable. Any further payments will be recorded as additional consideration. The entire purchase price has been allocated to Intellectual Property.

NOTE 5 - INVESTMENTS

Investments consist of the following:

                                                       1999             1998
                                                       ----             ----
Sega Gaming Technology, Inc.                      $1,356,658       $1,183,750
Advanced Gaming Technology, Inc.                   1,034,013        1,034,014
Less valuation reserve                            (1,034,012)      (1,034,013)
                                                   ---------        ---------
                                                  $1,356,659       $1,183,751

Sega Gaming Technology, Inc. ("SGT"') was a subsidiary of the parent Sega (Japan) which subsequently underwent a management buyout The investment in SGT is the company's first initiative to form a joint venture company with SGT in the future, whereby the Company will market its technology under SEGA's brand name.

In 1999, the Company acquired 57,636 shares of the common stock of SEGA Gaming Technology, Inc. (SGTI), a Nevada Corporation for $172,907. The 188,886 shares which the Company presently owns in SGTI represent 17% of SGTI's issued and outstanding common stock. SGTI was incorporated in 1995 and through a licensing agreement with SEGA of Japan (SEGA), has the exclusive rights to market certain multi-player gaming machines of SOJ in various areas of the world.

In April 2000 the Company plans to sell its interest in SGTI to SEGA Enterprises, LTD for $8.00 per share under a proposal from the Company for a total of $1,511,188.

Advanced Gaming Technology, Inc. ("AGT") was engaged in the business of designing and developing electronic bingo products. During the 1997 year, AGT filed for chapter 11 bankruptcy protection in the state of Nevada.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following of:

                                                       December 31, 1999
                                                   ----------------------------
                                                                  Accumulated
                                                       Cost      depreciation

Furniture and equipment                            $  94,487          $26,647
Computer equipment and software                       12,381           10,200
Leasehold improvements                                 6,251            3,126
                                                   ---------          -------
                                                   $ 113,119        $  39,973

      Net property and equipment                             $73,146

                                                        December 31, 1998
                                                     -------------------------
                                                                  Accumulated
                                                       Cost      depreciation

Furniture and equipment                              $94,487          $14,765
Computer equipment and software                       12,381            5,638
Leasehold improvements                                 6,251            1,738
                                                   ---------            -----
                                                   $ 113,119          $22,141

      Net property and equipment                              $90,978

NOTE 7 - RELATED PARTIES TRANSACTIONS

For the years ended December 31, 1999 and 1998 management fees of $255,000 and $319,103, respectively and rent, utilities, and office and miscellaneous costs of $37,656 and $57,007; respectively, were charged by companies controlled by the directors.

The amounts due to related parties consist of advances from, and unpaid management fees and other costs (as above) charged by, companies controlled by directors. These amounts incur interest at 10% and do not have stated terms of repayment. Interest expense for 1999 was $63,552.

The Company rents its office space in Biddleford, ME from an officer of the corporation. Monthly rent expense is $1,000. They are a tenant-at-will. Rent expense for 1999 is accrued for $12,000.

NOTE 8 - LOANS PAYABLE

Loans payable consist of the following as of December 31:

                                                       1999             1998
                                                       ----             ----
B. Benedet Holdings, Inc., due on April 15,
   2000                                             $320,000         $320,000
Caulfield Management Ltd., due June 30, 1999,
   with interest at 12%.                              50,000          150,000
                                                    --------          -------
                                                    $370,000         $470,000

Interest accrued during the years ended December 31, 1999 and 1998 amounted to $20,219 and $32,540, respectively.

As collateral for the Caulfield Management Ltd., loan, the Company has assigned a portion of the shares of Sega Gaming Technology, Inc.

NOTE 9 - CAPITAL STOCK

Authorized

Holders of the Common Stock are entitled to one vote per share equally in any dividends declared and in distributions in liquidations.

The preference Stock is non-cumulative, non-voting and convertible into Common Stock at the option of the holder of the Preference Stock at the rate of one Preferred Share to one Common Share for no additional consideration. The holders of the different classes of Preference Stock were entitled to commence conversion of their shares as follows:

      Class A:    May 20, 1998;
      Class B:    August 20, 1998; and
      Class C:    November 30, 1998

Issued
                                               Number of Shares
Common Stock:
   Balance at January 1, 1998                    $ 4,265,920      $   390,950
   Issued for cash
     Pursuant to private placement                   179,000          309,400
     Pursuant to unit offering                     2,923,333        2,017,500
     Pursuant  to  exercise  of stock  options
      and warrants                                   200,000          150,000
   Conversion of Series A Preferred Shares           959,600          339,381
   Conversion of Series B Preferred Shares           858,600          303,661
   Conversion of Series C Preferred Shares           601,886          212,869
   Issued pursuant to exercise of stock
    options and warrants for settlement of
        dept                                         955,000          286,500
   Issued as partial consideration for TRI           250,000          562,500
   Issued related to Fortune Poker acquisition     1,847,500        3,695,000
   Issued  as  partial  consideration  for SGT
      investment                                     150,000          112,500
   Shares issued as signing bonus                    200,000          150,020
   Shares  issued for  settlement  of accounts
payable                                               87,500          125,000
   Shares issued for settlement of load              446,917          127,074
   Commissions on share issuance                          --          (64,000)
                                                    --------         --------

Balance, December 31, 1998                        13,925,256        8,718,355

Common Stock:
     Pursuant to unit offering                     2,687,695        1,294,233
   Conversion of Series A Preferred Shares            98,000           34,660
   Conversion of Series B Preferred Shares           199,000           70,380
   Conversion of Series C Preferred Shares           451,714          159,757
   Shares  issued for  settlement  of accounts
    payable and expenses                             231,950          113,793
   Shares issued for settlement of loan              500,000          370,000
                                               -------------     ------------

Balance, December 31, 1999                        18,093,615      $10,761,178
                                                  ==========       ==========

                                               Number of Shares
Class A Preferred stock:
   Balance, December 31, 1997                      1,090,464         $385,664
                                                   ---------          -------
   Shares converted to common stock                 (959,600)        (339,381)
                                                  ----------          -------
   Balance, December 31, 1998                        130,864           46,283
                                                  ----------         --------

Class B Preferred stock
   Balance, December 31, 1997                      1,090,464          385,664
                                                   ---------          -------
   Shares converted to common stock                 (858,600)        (303,661)
                                                  ----------          -------
   Balance, December 31, 1998                        231,864           82,003
                                                  ----------         --------

Class C Preferred stock
   Balance, December 31, 1997                      1,090,464          385,664
                                                   ---------          -------
   Shares converted to common stock                 (601,886)        (212,869)
                                                   ---------          -------
   Balance, December 31, 1998                        488,578          172,795
                                                  ----------          -------

       Total preferred stock, December 31,
1998                                                 851,306         $301,081
                                                  ==========          =======

Class A Preferred stock:
   Balance, December 31, 1998                        130,864        $  46,283
   Shares converted to common stock                  (98,000)         (34,660)
                                                 ------------        --------
   Balance, December 31, 1999                         32,864           11,623
                                                 -----------         --------

Class B Preferred stock
   Balance, December 31, 1998                        231,864           82,003
   Shares converted to common stock                 (199,000)         (70,380)
                                                  ----------         --------
   Balance, December 31, 1999                         32,864           11,623
                                                 -----------         --------

Class C Preferred stock
   Balance, December 31, 1998                        488,578          172,795
   Shares converted to common stock                 (451,714)        (159,757)
                                                  ----------          -------
   Balance, December 31, 1999                         36,864           13,038
                                                 -----------         --------

       Total preferred stock, December 31,
          1999                                       102,592        $  36,284
                                                  ==========         ========

As of December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 300,000 common shares and 300,000 common share purchase warrants. In addition, pursuant to the amended agreement referred to in Note 3, the Company is required to issue 100,000 common shares at a value of $60,000.

As of December 31, 1999, the Company had received cash in the amount of $73,610 for the issuance of 155,653 shares of common stock. There are 14,550 shares to be issued for an expense of $5,093.

NOTE 9 - CAPITAL STOCK (continued)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                No. of common
                                               shares issuable

Balance, December 31, 1997                         1,050,000
Options granted                                   *3,755,000
Options exercised                                   (815,000)
Options expired                                     (100,000)
                                                  ----------
Balance, December 31, 1998                         3,890,000
Options cancelled                                   (900,000)
Options expired                                   (1,030,000)
                                                   ---------
Balance, December 31, 1999                         1,960,000
                                                   =========

*All options issued are subject to shareholder approval at the Company's annual general meeting.

At December 31, 1998, the following options were outstanding:

  No. of common
 shares issuable    Exercise price    Date of expiry
      435,000             $0.30      October 14, 2002
    1,425,000              0.90      May 22, 2003
      335,000              1.00      June 3, 1999
       50,000              0.80      June 1, 1999
 **   200,000              1.50      May 14, 2000
 **   200,000              2.00      May 14, 2000
 **   200,000              2.50      November 14, 1999
 **   200,000              3.00      May 14, 1999
      600,000              0.75      Option in full force until termination of
                                     consulting agreement
      145,000              1.15      June 5, 1999- July 19, 2000
       50,000              1.25      March 12, 1999
       50,000              1.50      June 12, 1999
  -----------


Stock options become exercisable at dates determined by the Board of Directors at the time of the granting of the option. At December 31, 1998, 2,920,000 options were exercisable.

At December 31, 1999, the following options were outstanding:

  No. of common
 shares issuable   Exercise price  Date of expiry
      435,000             $0.30    October 14, 2002
      525,000              0.90    May 22, 2003
 **   200,000              1.50    May 14,2000
 **   200,000              2.00    May 14, 2000
      600,000              0.75    Option if full force until termination of
   ----------                      consulting agreement


**These options are only exercisable if, on the date of exercise, the share price is at least twice the exercise price.

At December 31, 1998 common share purchase warrants outstanding were as follows:

No. of common
shares issuable   Exercise price   Date of expiry

      400,000       0.35           April 1, 2003
      160,000       0.30           December 31, 2000
    1,123,333       0.75           March 31, 1999 - August 2, 2000
      100,000       0.75 - 0.90    May 20,1999 - May 20, 2000
      300,000       0.75 - 0.85    June 11, 1999 - June 11, 2000
      700,000       0.75 - 0.85    July 7, 1999 - July 7, 2000
      700,000       0.50 - 0.60    November 18, 1999 - December 18, 2000

At December 31, 1999 common share purchase warrants outstanding were as follows:

No. of common
shares issuable   Exercise price   Date of expiry
    2,825,000        0.50          March 30, 2003
      200,000        0.50-0.60     April 8, 2000 - July 16, 2001
      433,333        0.75          August 20, 2000 - August 20, 2001
      300,000        0.75          July 17, 2000
    1,270,000        0.60          November 18, 2000 - December 15, 2000


During the period, 1,940,000 warrants were issued and none were exercised. The expiration date of 2,825,000 warrants was extended until March 30, 2003. These warrants have an exercise price of $0.50 per share.

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

                                                       1999             1998
                                                       ----             ----
Loss                              As reported     (1,993,327)      (3,308,209)
                                  Pro forma       (1,993,327)      (4,568,709)

Basic and diluted loss per share  As reported          (0.12)           (0.36)
                                  Pro forma            (0.12)           (0.49)

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

The weighted-average fair value of options granted during the year 1998, where the stock price is equal to the exercise price of the options was $0.60; when the stock price is greater than the exercise price of the options, the weighted -average fair value is $0.63. Accordingly, the respective weighted average exercise price of options granted during the year was $0.92 and $0.60.

The basic and diluted loss per share for the period ended December 31 is based on the following:

                                                 December 31,    December 31,
                                                     1999            1998

Net loss for the period                          $(1,993,327)     $(3,308,209)
Weighted  average number of common shares used
  in computation                                  16,486,385        9,241,847
Basic and diluted loss per share                       (0.12)           (0.36)

During the year ended December 31, 1998 the Company issued 2,923,333 warrants for $2,017,500. Each unit comprised one common share and one share purchase warrant entitling the holder to acquire one common share for $0.50 to $0.90 per common share of various dates to December 18, 2000.

During the year ended December 31, 1998 the Company settled management and consulting fees payable of $286,500 by offsetting the $0.30 exercise price per option on 955,000 options against the related payables; similarly, the company issued 150,000 shares valued at $0.75 in partial payment for its investment in SGT, 200,000 shares valued at $0.75 each were issued as a signing bonus, and 87,500 and 446,917 shares were issued to settle accounts and loans payable respectively.

During the year ended December 31, 1999 the Company issued 1,940,000 warrants for $967,000. Each unit comprised one common share and one share purchase warrant entitling the holder to acquire one common share for $0.50 to $0.60 per common share of various dates to March 31, 2003.

During the year ended December 31, 1999, the Company settled legal and consulting fees and miscellaneous payables of $113,793 by issuing 231,950 shares of common stock valued from $0.35 - $0.50 per share without warrants; similarly the Company issued 500,000 shares valued at $0.74 per share in payment of its note due to Team Rainbow of $370,000, also without warrant.

NOTE 10 - INCOME TAXES

At December 31, 1999 the Company has a U.S. tax net operating loss approximating $4,735,000, which will begin to expire in 2012 if not utilized. The Company may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:
                                                       1999             1998
                                                       ----             ----
Deferred tax assets:
   Net operating loss carryforwards               $1,808,000       $1,233,000
   Depreciation/amortization                          32,000           16,000
   Other                                             105,000           21,000
                                                  ----------      -----------
   Total deferred tax assets
   Valuation allowance                            (1,945,000)      (1,270,000)
                                                   ---------        ---------
   Net deferred taxes                          $          --      $        --
                                                ============      ===========

The change in valuation allowance for December 31, 1999 and 1998 was $675,000 and $1,270,000, respectively.

NOTE 11 - STOCK BASED COMPENSATION

During the year ended December 31, 1998, the Company recorded stock based compensation expense of $465,000 relating to investor relations and other activities provided by consultants.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments

The company leases office space at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada at a monthly rental of approximately $1,921.

The company has the following future minimum lease commitments for premises and equipment:

                                                       1999

                  2000                                23,520
                  2001                                24,696
                  2002                                25,932
                                                      ------
                                                     $74,148

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, the Company issued stock for payment of debt in the amount of $370,000.

Interest paid                                   $     28,932
                                                 ===========
Income taxes paid                               $         --
                                                ============

NOTE 14 - STOCK OPTION AND BONUS PLANS

A summary description of each Plan follows: in some cases these three Plans are collectively referred to as the "Plans". This plan was adopted during 1998.

Incentive Stock Option Plan

The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

1. Options granted pursuant to the Plan must be exercised no later than:

a. The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

b. The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan

Up to 500,000 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist in whole or in part of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other information regarding the Plans

The Plans are administered by the Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted to determine the number of shares subject to each grant of a stock bonus or an option and to determine when and upon what conditions shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate that date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited in the "vesting: schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceased to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment of the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

The Board of Directors of the Company may at any time, and from time to time, amend, terminate or suspend one or more of the Plans in any manner it deems appropriate provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval, make any amendment which would materially modify the eligibility requirements of the Plans, increase of decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company, reduce the minimum option price per share, extend the period for granting options or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provision of the Employee Retirement Income Security Act of 1974.

The following sets forth certain information as of December 31, 1999 and 1998 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                         Shares
                       Total Shares   Reserved for     Shares       Remaining
                         Reserved     Outstanding     Issues as   Options/Shares
     Name of Plan       Under Plan      Options      Stock Bonus    Under Plan
Incentive Stock
 Option Plan            2,000,000            -            N/A      2,000,000
Non-Qualified Stock
  Option Plan            5,000,000    1,000,000            N/A      4,000,000
Stock Bonus Plan           500,000          N/A              -        500,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number         Exhibit                                 Page Number

3.1      Certificate of Incorporation                          (1)

3.2      Bylaws                                                (1)

3.3      Certificate of Designation, preferences and
           rights of Series A preferred Stock                  (1)

3.4      Certificate of Designation, preferences and
           rights of Series B preferred Stock                  (1)

3.5      Certificate of Designation, preferences and
           rights of Series C preferred Stock                  (1)

10.1     Purchase & Sale Agreement between
           the Company and Video Lottery
           Consultants, Inc. for Professional
           Video Associates, Inc. dated September
           5, 1997, as amended                                 (2)

10.2     Amendment Agreement dated March 9, 1999
           to Purchase Sale Agreement dated
           September 5, 1997                                   (2)

10.3       Manufacturing Agreement dated as of
           April 24, 1997, between Amusement
           World, Inc. and VLC, Inc.                           (2)

10.4     Assignment of Manufacturing Agreement dated
           July 14, 1998 between Video Lottery
           Consultants, Inc. & Fortune Entertainment
           Corporation (Bahamas)                               (2)

10.5     Amendments dated September 10, 1998 and
           March 4, 1999, to Manufacturing Agreement
           Dated as of April 24, 1997                          (2)

10.6     Assignment of Software Release Agreement
           between William M. Danton & Fortune
           Entertainment Corporation (Bahamas)                 (2)

10.7     Letter Agreement between Team Rainbow,
           Inc. and the Company dated November
           19, 1997, as amended                                (2)

10.8     Plan of Share Exchange between Fortune
           Entertainment Corporation, a Delaware
           corporation and Fortune Entertainment
           Corporation, a Bahama corporation, agreed
           and accepted the 14th day of October 1997           (2)

10.17    1998 Incentive Stock Option Plan                      (2)

10.18    1998 Stock Bonus Plan                                 (2)

27.      Financial Data Schedule                           ____________

(1) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB (File No. 0-23859) effective on December 30, 1998.

(2) Incorporated by reference, and from the same exhibit number, from the exhibits filed with the Company's annual report on Form 10-KSB for the year ending December 31, 1998.

    The Company did not file any reports on Form 8-K during the quarter ending December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORTUNE ENTERTAINMENT CORPORATION


                                     By: /s/  William Danton
                                       William Danton, Chief Executive Officer

                                     By: /s/ Robert Eberle
                                      Robert Eberle, Principal Financial Officer
                                      and Chief Accounting Officer

         Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ William Danton
William Danton                      Director              April 14, 2000


 /s/ Theodore Silvester
Theodore Silvester, Jr.             Director              April 14, 2000


 /s/ Dick Anagnost
Dick Anagnost                       Director              April 14, 2000

                        FORTUNE ENTERTAINMENT CORPORATION

                                   FORM 10-KSB

                      FISCAL YEAR ENDING DECEMBER 31, 1999

                                    EXHIBITS