Form 10QSB
period 2000-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-05-19
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended march 31, 2000.

                                       OR

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

         Delaware                                         88-04053347
State or other jurisdiction                            (I.R.S.)  Employer
    of incorporation                                    Identification No.

                        Fortune Entertainment Corporation
                                 144 Elm Street
                               2nd Floor, Suite 16
                             Biddeford, Maine 04005
                     Address of principal executive offices

                                 (207) 282-0878
                   ----------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

      As of May 18, 2000 the Company had 24,787,450 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                         March 31, 2000       December 31, 1999
ASSETS
Current assets
   Cash                                 $   208,738               $  22,397
   Accounts receivable                           --                   2,635
                                  -----------------              ----------
Total Current assets                        208,738                  25,032

Deposits                                      9,879                   9,879
Investments - at cost                     1,956,658               1,356,658
Property and equipment - net                 68,689                  73,146
Goodwill - net                              462,336                 477,636
Intellectual property - net               4,780,289               4,933,789
                                       ------------             -----------
TOTAL ASSETS                             $7,486,589              $6,876,140
                                         ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
Accounts payable and accrued liabilities $  348,366           $     385,134
Due to related parties                    1,071,960               1,072,491
Loans payable                               270,000                 370,000
Purchase consideration payable              405,000                 405,000
                                        -----------              ----------

Total current liabilities                 2,095,326               2,232,625
                                          ---------               ---------

Total liabilities                         2,095,326               2,232,625

                              SHAREHOLDERS' EQUITY

Common   stock, $ 0.0001 par value, 30,000,000
   authorized, 19,234,615 and 18,093,615
   respectively issued and outstanding        1,924                   1,810

Preferred stock $0.0001 par value,
  convertible Class A, B and C
  Preferred stock; 5,000,000 authorized,
   32,864; 32,864; 32,864 issued and
   outstanding                                   10                      10

Additional paid in capital               11,329,083              10,795,642
Shares to be issued                         760,000                 138,703
Stock Based Compensation                    465,000                 465,000
Accumulated deficit                      (7,164,754)             (6,757,650)
                                         -----------             -----------

Total shareholders' equity                5,391,263               4,643,515
                                         ----------              ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $7,486,589             $ 6,876,140
                                         ==========             ===========


The accompanying notes are an integral part of the consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A Development stage enterprise)
                  CONDENSED STATEMENTS OF OPERATIONS & DEFICIT
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)



EXPENSES                                         2000              1999
                                                -----              ----

   Amortization of intangible assets        $  168,800         $ 168,800
   Depreciation                                  4,458                --
   Bank charges and interest                    25,997            13,230
   Consulting fees                              50,609            96,495
   General and administration                   49,934             4,226
   Legal and accounting                         40,492           111,976
   Management fees                              20,000            62,500
   Office and miscellaneous                      4,110            20,485
   Rent                                         13,527            15,649
   Salaries and wages                               --            34,310
   Contracted Services                          20,466                --
   Travel promotion and entertainment            8,711            12,714
                                              --------           -------

LOSS FOR THE PERIOD                            407,104           540,385

DEFICIT, BEGINNING OF PERIOD                 6,757,650         4,764,323
                                             ---------         ---------

DEFICIT, END OF PERIOD                     $ 7,164,754       $ 5,304,708
                                           -----------       -----------

BASIC AND DILUTED LOSS PER SHARE           $      0.04       $      0.04

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 18,664,115        14,482,563







     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


                                                 2000             1999
                                                -----             ----
CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the period                     $ (407,104)       $  (540,385)
Adjustments to reconcile net loss to
  net cash used in operating activities:

Amortization of intangible assets              168,800            168,800
Depreciation                                     4,458                 --
Shares issued for services rendered                 --             33,700

Changes in operating assets and liabilities:
   Accounts receivable                           2,635                 --
      Prepaid expenses and deposits                 --             (5,144)
   Accounts payable and accrued liabilities    (36,768)            (4,464)
                                             ----------        -----------

NET CASH USED IN OPERATING ACTIVITIES         (267,979)          (347,493)
                                             ----------         ----------

INVESTING ACTIVITIES

Purchase price consideration payable                --           (200,000)
                                           -----------          ----------

FINANCING ACTIVITIES

Loans payable                                 (100,000)                --
Advances from (Payments to) related parties       (532)            54,078
Proceeds to from capital contribution          554,852            210,000
                                               -------           --------

CASH PROVIDED BY FINANCING ACTIVITIES          454,320            264,078
                                               -------            -------

NET INCREASE (DECREASE) IN CASH
DURING PERIOD                                  186,341           (283,415)
                                               -------           ---------

CASH AT BEGINNING OF PERIOD                     22,397            353,543

CASH AT END OF PERIOD                      $   208,738         $   70,128
                                           ===========        ===========

     The accompanying notes are an integral part of the condensed financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Such statements include, but are not limited to projected sales, market acceptance, and the availability of capital.. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements.

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

      Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to remain in operation. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

      On April 26, 1999 a creditor to which the Company owes $369,600 filed suit in the Supreme Court of British Columbia seeking a judgment against the Company for the amount owed. The amount owed to this creditor is recorded as a liability on the Company's December 31, 1999 and March 31, 2000 financial statements.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2000 the Company sold 1,141,000 shares of common stock for total consideration of $ 502,000. The Company paid a commission of $ 47,148 and 53,041 shares of common stock in connection with the sale of 1,141,000 shares. The Company relied upon the exemption provided by
Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares and warrants described above are "Restricted Securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      No exhibits are filed with this report

(b)   Reports on Form 8-K
      On March 28, 2000 the Company filed a report on Form 8-K disclosing a change in the Company's auditors.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fortune Entertainment Corporation


Date:  May 19, 2000                 By    /s/ Robert V. Eberle
                                        ----------------------
                                        Robert V. Eberle
                                        Principal Financial Officer and
                                        Officer authorized to sign this report