Form 10KSB/A
period 1999-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-06-09
CIK 1072702

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

                                       OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .
                               ---------------   -----------------

Commission file number 0-30292

                        FORTUNE ENTERTAINMENT CORPORATION
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            88-0405437
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       144 Elm Street
       2nd Floor, Suite 16
       Biddeford, Maine                                       04005
-------------------------------                          ---------------
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

      The Manufacturing Agreement provides Amusement World, Inc. with the exclusive right to manufacture Fortune Poker terminals for the Company until April 23, 2007. The cost to the Company for each terminal will range from $2,700 to $3,600 depending upon the type of terminal ordered by the Company. The cost of the terminals will increase based upon increases in the Consumer Price Index. The Manufacturing Agreement provides that a minimum of 333 terminals were required to be purchased from Amusement World during each of the twelve month periods ending April 23, 1998, 1999 and 2000. Although as of May 15, 2000 less than twenty terminals had been purchased, Amusement World has waived the minimum purchase requirement.

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

     In May 2000 the Company sold its interest in SGTI to Sega Enterprises, Ltd. for $1,511,088 in cash.

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

      In order to market its Fortune 21 and electronic Bingo games, the Gaming Laboratories International will need to complete its testing of the Fortune Poker game. The Company expects this testing will be completed by September 2000.

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

    The following information sets forth all securities of the Company which were sold prior to December 31, 1999 and which were not registered under the Securities Act of 1933.

                                         No. of                          Note
  Date      Shares Issued To        Shares Issued  Consideration      Reference
-------     ----------------        -------------  -------------      ---------

8/26/97     Bona Vista West Ltd.          100      $10                   A

9/16/97     Shareholders of FET,
            Inc.                    2,175,456      All issued and        B
                                                   outstanding shares
                                                   of FET, Inc., valued
                                                   at $5,175

9/17/97     Bona Vista West Ltd.      999,900      $100                  A

10/14/97    Shareholders of Fortune 1,090,464      All issued and        B
            Entertainment Corporation,             outstanding shares
            a corporation organized under          of Fortune Entertainment
            the laws of the Bahamas                Corporation (Bahamas),
                                                   valued at $385,665

3/11/98     International High
            Adventures                125,000      $250,000              E

4/03/98     Gerald Wittenburg         200,000      Services rendered,    A
                                                   valued at $400,000

3/12/98     William Danton and Video  505,000      Capital stock of      D
            Lottery Consultants                    Professional Video
                                                   Association, Inc.,
                                                   valued at $1,010,000

3/12/98     Two Private Investors     690,000      $517,500              A

3/15/98     Bruno Benedet             150,000      Services rendered,    A
                                                   valued at $112,500

4/01/98     Moorgate Management, Inc. 200,000      Services rendered,    A
                                                   valued at $150,020

4/01/98     David Jackson, Bruce
           Horton and Brian Dear      955,000      Services rendered,    A
                                                   valued at $286,500

                                         No. of                          Note
  Date      Shares Issued To        Shares Issued  Consideration      Reference
-------     ----------------        -------------  -------------      ---------

5/22/98     Stratford Technologies
            Ltd.                        37,500     Services rendered,    A
                                                   valued at $75,000

5/22/98     William Danton and Video1,142,500      Capital Stock of      D
            Lottery Consultants                    Professional Video
                                                   Association, Inc.,
                                                   valued at $2,285,000

5/22/98     Five Investors            154,000      $136,800               E

5/22/98     Two Investors              50,000      Services rendered,     C
                                                   valued at $50,000

6/08/98     Team Rainbow, Inc.        200,000      Assignment of rights   D
                                                   to Rainbow 21
                                                   Black Jack Game,
                                                   valued at $450,000

6/25/98     Four Investors          1,000,000      $750,000               C

7/22/98     Team Rainbow, Inc.         50,000      Assignment of rights   D
                                                   to Rainbow 21
                                                   Black Jack Game,
                                                   valued at $112,500

7/28/98     Two Investors             200,000      $150,000               A

7/31/98     North Eastern Resources   385,551      Conversion of debt,    A
            Group                                  valued at $96,390

8/17/98     Private Investment        433,333      $325,000               C
            Company, Limited

10/1/98     Rodney Smith               61,366      Payment of debt,       G
                                                   valued at $30,684

12/6/98     Five Investors            400,000      $200,000               A

12/7/98     Aton Select Fund Limited  300,000      $150,000               A

1998        Former holders of Series  2,420,086    Shares of Company's    F
(various    A, Series B, and Series C              Series A, Series B and
   dates)   Preferred Stock                        Series C Preferred Stock

                                         No. of                          Note
  Date      Shares Issued To        Shares Issued  Consideration      Reference
-------     ----------------        -------------  -------------      ---------

1/21/99     Four Investors            420,000      $210,000               A

 2/25/99    Turf Holdings             300,000      $150,000               A

 3/01/99    Three Investors            67,400      Services rendered,     A
                                                   valued at $33,793

4/01/99     Team Rainbow, Inc.        120,000      $60,000                G

 5/21/99    Two Investors             800,000      $400,000               A

8/05/99     Andrew Kaneb              150,000      $65,000                G

 7/16/99    Two Investors             200,000      $100,000               A

10/12/99    Professional Trading      200,000      $100,000               G
              Services

10/12/99    Dick Anagnost             150,000      Services rendered,     G
                                                   valued at $80,000

10/20/99    Two Investors              75,000      $26,250                G

10/20/99    Team Rainbow, Inc.        500,000      Assignment of          D
                                                   rights to Rainbow 21
                                                   Black Jack Game,
                                                   valued at $370,000

11/01/99    Two Investors              71,429      $32,000                G

12/20/99    Paul Kaneb Limited        345,816      $172,908               G
              Partnership

1999        Former holders of Series A,748,714     Shares of Series A,    F
(various    Series B and Series C                  Series B and Series C
   dates)   Preferred Stock                        Preferred Stock

A. These shares were all issued to non-U.S. persons who reside outside of the United States. The negotiations and agreements relating to the issuance of these shares were made by the Company's officers (who were all Canadian citizens) from the Company's offices in Vancouver, British Columbia. The shares were restricted from resale in the public markets for a period of one year from the date of their issuance. During the one year period following the date of their issuance none of these shares were transferred.

     Although these shares were not technically issued in accordance with Regulation S, these shares were nevertheless exempt from the registration requirements of the Securities Act of 1933 by virtue of Release 4708, which was the predecessor to Regulation S.

B. These shares were issued for the purposes of (i) acquiring a shareholder base and (ii) changing the Company's corporate domicile from the Bahamas to Delaware. The Company relied upon the exemption provided by Rule 504 for the issuance of these shares.

C. The Company relied upon the exemption provided by Regulation S for the issuance of these shares.

D. These shares were issued to six persons in order to acquire the rights to the Fortune Poker and the Rainbow 21 games, the Company's primary assets. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act with respect to the issuance of these shares.

E. The Company relied upon the exemption provided by Rule 504 for the issuance of these shares.

F. The Company relied upon the exemption provided by Section 3 (a) (9) of the Securities Act of 1933 in connection with the issuance of common stock upon the conversion of the preferred stock.

G. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors. Each person had access to the same kind of information that would be available in a registration statement, including information available on the website maintained by the Securities and Exchange Commission. The persons who acquired these shares acquired the shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following sets forth certain financial data with respect to the Company and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report.

Statement of Operations Data:
----------------------------
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
------------------
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

      During the year ended December 31, 1999 the Company's sources and use of cash were:

      Cash used in operations                    $(1,377,686)

      Proceeds from sale of common stock           1,222,936

      Amounts borrowed from third parties
        (net of repayments)                          376,511

      Purchase of stock in Sega Gaming
        Technology, Inc.                            (172,907)

      Payments to Danton Group as partial
        consideration for capital stock of PVA      (300,000)

      Payments to Team Rainbow, Inc. as
        partial consideration for assignment of
        rights to Rainbow 21 Blackjack game          (80,000)

      During the twelve months ending December 31, 2000 the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $970,000

      Completion of testing of Fortune Poker game    100,000
        by Gaming Laboratories International

      Payments to Danton Group as Final payment      405,000
        for capital stock of PVA

      Accrued salary owed to William Danton          150,000

      Accrued salary owed to Roland Thomas            65,000

      Accrued salary owed to Theodore Silvester, Jr.  65,000

      Payment of accounts payable                  1,500,000

      Potential acquisition of business involved
        in the manufacture and distribution of video
        gaming machines                              800,000
                                                ------------

                                                  $4,055,000

      The Company has signed a letter of intent to acquire a corporation affiliated with Roland Thomas, an officer and director of the Company. The corporation affiliated with Mr. Thomas has an agreement to acquire the assets of an unrelated corporation which is involved in the manufacture and distribution of video gaming machines. There is no assurance that the Company will proceed with this acquisition.

      As of May 31, 2000 the Company had approximately $1,400,000 in cash. The Company anticipates obtaining the additional capital which it will require through a combination of debt and equity financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate. As of May 31, 2000 the Company did not have any commitments from any source to provide additional capital.

      The Company's products are in the early stage of commercialization and regulatory approval. The ability of the Company to generate revenues and positive cash flow will depend on several factors, including the timing and costs in obtaining gaming licenses and concluding agreements with Indian Tribal Casinos with respect to the Company's gaming products.

      See Item 1 of this report for information concerning the Company's plan of operations during the year ending December 31, 2000.

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

      During the year ended December 31, 1999 William Danton, Roland Thomas, and Theodore Silvester, Jr. devoted substantially all of their time on the Company's business. Robert Eberle, following his appointment as Chief Financial Officer in July 1999, has devoted approximately 50% of his time to the Company's affairs. Dick Anagnost, as a director, devotes only a minimal amount of time to the Company.

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

                                                  Other
                                                  Annual    Restricted   Options
    Name and           Fiscal   Salary   Bonus    Compen-    Stock       Granted
Principal Position      Year     (1)      (2)    sation (3)  Awards(4)     (5)
------------------     -----    ------  ------- ----------- ----------   -------


William M. Danton,     1999   $125,000     --         --        --          --
President and Chief    1998   $125,000     --         --        --     250,000
Executive Officer since1997         --     --         --        --          --
December 1998

(1)The dollar value of base salary (cash and non-cash) received. Amounts in the table represent salary which was accrued for Mr. Danton, but which had not been paid to Mr. Danton as of May 31, 2000.

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

                                Proposed                Time to be Devoted
Name                          Compensation             To Company's Business

William M. Danton                    (1)                       (1)
Roland M. Thomas              $  90,000                       100%
Robert V. Eberle              $  45,000                        50%
Theodore Silvester, Jr.       $  90,000                       100%

(1) Prior to July 1, 2000 Mr. Danton plans to resign as an officer and director of the Company. Following Mr. Danton's resignation it is expected that Douglas Sanderson will be appointed as a director and as the Company's President and Chief Executive Officer. From June 1994 to March 1997 Mr. Sanderson was President of the Gaming Division of Sega Enterprises, Inc. From March 1997 to May 2000 Mr. Sanderson was President of Sega Gaming Technology, Inc. The Company plans to pay Mr. Sanderson a salary of approximately $200,000 per year. Mr. Sanderson is 54 years old.

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

Option Exercises in Last Fiscal Year and Option Values


                                                                 Number of
                                                                 Securities              Value of
                                                                 Underlying             Unexercised
                                                                 Unexercised            In-the-Money
                                                                 Options at              Options at
                                                                 December 31,            December 31,
                     Shares Acquired                            1999 Exercisable/     1999 Exercisable/
Name                 on Exercise (1)     Value Realized (2)     Unexercisable (3)     Unexercisable (4)
-----                ---------------     ------------------     -----------------    ------------------


William M. Danton         --                    --                  250,000/--                 -/-
Roland M. Thomas          --                    --                  200,000/--                 -/-



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

Incentive Stock Option Plan.
---------------------------

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

Non-Qualified Stock Option Plan.
-------------------------------

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

Stock Bonus Plan.
----------------

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

Other Information Regarding the Plans.
-------------------------------------

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

Summary.
-------

      The following sets forth certain information as of December 31, 1999, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                        Total Shares Shares Reserved    Shares       Remaining
                        Reserved     for Outstanding   Issued As  Options/Shares
Name of Plan            Under Plan       Options     Stock Bonus     Under Plan
------------            ----------  ---------------  -----------   ------------

Incentive Stock Option Plan2,000,000          --          N/A        2,000,000
Non-Qualified Stock
    Option Plan         5,000,000        950,000          N/A        4,050,000
Stock Bonus Plan          500,000            N/A           --          500,000

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

FORTUNE ENTERTAINMENT
CORPORATION

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
Commitments and contingencies

Stockholders' Equity:
   Share stock
     Common stock, $0.0001 par value,
      30,000,000 authorized, 18,093,615 and
      13,925,256 respectively issued and
      outstanding                                      1,810            1,393
     Preferred stock, $0.0001 par value,
       convertible
       Class A, B and C Preferred stock:
       5,000,000 authorized, 32,864; 32,864;
       36,864 (1998 - 130,864; 231,864;
       488,578) issued and outstanding,
       respectively                                       10               85
   Additional paid in capital                     10,795,642        9,017,958
   Share stock to be issued                          138,703          210,000
   Stock based compensation                          465,000          465,000
   Accumulated deficit                            (6,757,650)      (4,764,323)
                                                 -----------        ---------

     Total stockholders' equity                    4,643,515        4,930,113
                                                 -----------        ---------

     Total liabilities and stockholders'        $  6,876,140       $7,755,797
                                                 ===========        =========
equity

                     The accompanying notes are an integral
                        part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           December 31, 1999 and 1998

                                                                 Period from
                                                                  August 25,
                                                                     1997
                                                                 (inception)
                                    Year Ended     Year Ended    to December
                                   December 31,   December 31,       31,
                                       1999           1998           1999
                                       ----           ----           ----
Expenses:
   Amortization of intangible       $   675,200   $   655,543              $
assets
   Bank charges and interest            107,618       106,138
   Depreciation                          17,832        18,163         40,305
   Foreign exchange (gain) loss          (6,124)       (2,795)        (4,238)
   General and administration           182,856       115,908
   Legal and accounting                 485,075       308,622
   Management fees                      255,000       319,103
   Office and miscellaneous              25,656       376,822        420,612
   Consulting fees                      159,771       709,850
   Rent                                  51,277        63,003
   Salaries and wages                         -        66,834
   Stock based compensation                   -       465,000
   Travel, promotion and
    entertainment                        40,480       106,018
                                    -----------    ----------
                                      1,994,641     3,308,209      5,724,951
                                      ---------     ---------      ---------
Loss before the following:           (1,994,641)   (3,308,209)    (5,724,971)
Investment valuation reserve                  -             -     (1,034,013)
Interest income                           1,314
                                   ------------
                                                            -
     Loss for period                 (1,993,327)   (3,308,209)    (6,757,650)

Deficit, beginning of period         (4,764,323)   (1,456,114)
                                      ---------     ---------
                                                                           -
Deficit, end of period              $(6,757,650)  $(4,764,323)   $(6,757,650)
                                      =========     =========      =========

Basic and diluted loss per share           (0.12)        (0.36)


                     The accompanying notes are an integral
                        part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           December 31, 1999 and 1998


                         Common Stock             Preferred Stock
                         ----------------------------------------
                                                                                          Stock        Common
                         Number of              Number           Paid in   Accumulated    Based       Shares to
                          Shares      Amount   of Shares Amount  Capital     Deficit   Compensation   be Issued    Total
                           ------               ------           -------     -------   ------------   ---------    -----
Balance, December 31,    4,265,920  $   427  3,271,392    $327  $1,547,188 $(1,456,114)   $   -       $1,675,000  $1,766,828
1997

Issuance of common stock 7,239,250      724                     7,470,770                          (1,675,000)     5,796,494
Conversion of preferred  2,420,086      242  (2,420,086)  (242)                                                          -
stock
Common stock to be                                                                                   210,000         210,000
issued
Stock based compensation                                                                  465,000                    465,000
Loss for the period            -           -           -      -         -    (3,308,209)        -             -   (3,308,209)
                         ---------- --------- ---------- -------  ----------- ---------  ----------- -----------  -----------


Balance, December 31,    13,925,256   1,393    851,306       85    9,017,958 (4,764,323)    465,000    210,000      4,930,113
1998

Issuance of common stock 3,419,645      342                        1,777,684                          (150,000)     1,628,026
Conversion of preferred    748,714       75  (748,714)     (75)                                                          -
stock
Common stock to be                                                                                      78,703         78,703
issued
Loss for the period              -         -       -         -          -    (1,993,327)       -           -       (1,993,327)
                         ----------- -------- --------- --------  ----------- ---------  ----------- -----------   -----------


Balance, December 31,    18,093,615  $1,810   102,592    $ 10   $10,795,642$(6,757,650)   $465,000    $ 138,703    $4,643,515
                         ==========   =====   =======     ====   ==========  =========     =======    ========     ============
1999



                     The accompanying notes are an integral
                        part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

               CONSOLIDATED STATEMENT OF CASH FLOWS For the years
                        ended December 31, 1999 and 1998

                                                              Period from August
                                    Year Ended     Year Ended        25, 1997
                                   December 31,   December 31,    (inception) to
                                       1999           1998     December 31, 1999
                                       ----           ----                  ----
Operating activities:
   Net loss for period              $(1,993,327)  $(3,308,209)    $(6,757,650)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Amortization of intangible
      assets                            675,200       655,543      1,344,021
     Depreciation                        17,832        18,163         40,305
     Investment valuation reserve             -             -      1,034,013
     Stock based compensation                 -       465,000        465,000
     Shares issued, or to be
      issued for services               113,793       210,020        323,813
     Changes in operating assets
      and liabilities:
     Accounts receivable                 19,788         5,760          2,635
     Prepaid expenses, deposits
      and other current assets            8,598         4,019         (9,879)
     Accounts payable and accrued
      liabilities                      (219,570)      857,914        712,775
                                      ---------    ----------     ----------

   Net cash used in operating
    activities                       (1,377,686)   (1,091,790)    (2,844,967)
                                      ---------     ---------      ---------

Investing activities:
   Acquisition of property and
    equipment                                 -       (41,334)       (47,351)
   Acquisition of investments          (172,907)   (1,071,250)    (1,288,171)
   Purchase price consideration
    payments                           (380,000)     (350,000)      (730,000)
   Business acquisitions, net of
    cash required                             -       (12,500)       (31,350)
                                              -   -----------    -----------

   Net cash used in investing
    activities                         (552,907)   (1,475,084)    (2,096,872)
                                      ---------     ---------      ---------

Financing activities:
   Proceeds from capital
    contributions                     1,089,326     2,147,900      3,657,510
   Share subscriptions received         133,610       150,000        133,610
   Borrowings under loans payable             -       262,403        347,074
   Advances from related parties        476,511       318,224        926,042
   Payment of loans
                                       (100,000)            -       (100,000)
                                     ----------             -     ----------

   Net cash provided by financing
    activities                        1,599,447
                                      ---------

Net increase (decrease) in cash
  during the period                    (331,146)      311,653         22,397
Cash at beginning of period             353,543        41,890                 -
                                     ----------   -----------   ---------------

Cash at end of period                    $22,397     $353,543       $22,397
                                         =======      ========      =========
                     The accompanying notes are an integral
                        part of the financial statements.

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

NOTE 1 - NATURE OF BUSINESS AND LIQUIDITY (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
                                                                   ----------
                                                                   $1,542,657

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 3 - BUSINESS ACQUISITIONS (continued)

Fortune Poker, Inc. (formerly known as Professional Video Association, Inc.)
----------------------------------------------------------------------------

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

Details of this acquisition are as follows:
                                                 # of shares
Purchase Price                                                     $5,106,986
                                                                    ---------

Consideration:
Investment in Fortune Poker acquired in the
   FECB acquisition                                                   321,986
Cash paid to December 31, 1997 pursuant to
   the agreement                                                       35,000
                                                                  -----------
Sub-total

Cash payments due                                                   3,340,000
Common shares to be issued                           705,000        1,410,000
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

NOTE 3 - BUSINESS ACQUISITIONS (continued)

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

NOTE 3 - BUSINESS ACQUISITIONS (continued)

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

NOTE 4 - INTELLECTUAL PROPERTY (continued)

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

NOTE 5 - INVESTMENTS

Investments consist of the following:

                                                       1999             1998
                                                       ----             ----

Sega Gaming Technology, Inc.                      $1,356,658       $1,183,750
Advanced Gaming Technology, Inc.                   1,034,013        1,034,014
Less valuation reserve                            (1,034,012)      (1,034,013)
                                                   ---------        ---------
                                                  $1,356,659       $1,183,751
                                                   =========        =========

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

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following of:

                                              December 31, 1999

                                                                  Accumulated
                                                     Cost         Depreciation

 Furniture and equipment                         $  94,487          $26,647
 Computer equipment and software                    12,381           10,200
 Leasehold improvements                              6,251            3,126
                                                 ---------          -------
                                                 $113,119           $39,973
                                                 =========          =======
   Net property and equipment                               $73,146
                                                            =======

                                              December 31, 1998

                                                                   Accumulated
                                                     Cost          Depreciation

 Furniture and equipment                           $94,487          $14,765
 Computer equipment and software                    12,381            5,638
 Leasehold improvements                              6,251            1,738
                                                 ---------            -----
                                                  $113,119          $22,141
                                                  ========          ========
      Net property and equipment                           $90,978
                                                           =======

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

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 8 - LOANS PAYABLE

Loans payable consist of the following as of December 31:

                                                   1999              1998
                                                   ----              ----

B. Benedet Holdings, Inc., due on
    April 15, 2000                                $320,000         $320,000

   Caulfield Management Ltd., due June 30, 1999,
   with interest at 12%.                            50,000          150,000
                                                ----------          -------

                                                  $370,000         $470,000

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
   Balance at January 1, 1998                                         $
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

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 9 - CAPITAL STOCK (continued)

   Issued pursuant to exercise of stock options
        and warrants for settlement of dept          955,000         286,500
   Issued as partial consideration for TRI           250,000         562,500
   Issued related to Fortune Poker acquisition     1,847,500       3,695,000
   Issued as partial consideration for SGT
    investment                                       150,000         112,500
   Shares issued as signing bonus                    200,000         150,020
   Shares issued for settlement of accounts payable   87,500         125,000
   Shares issued for settlement of load              446,917         127,074
   Commissions on share issuance                           -         (64,000)
                                           -----------------   -------------

   Balance, December 31, 1998                     13,925,256       8,718,355

Common Stock:
      Pursuant to unit offering                    2,687,695       1,294,233
   Conversion of Series A Preferred Shares            98,000          34,660
   Conversion of Series B Preferred Shares           199,000          70,380
   Conversion of Series C Preferred Shares           451,714         159,757
   Shares issued for settlement of accounts payable
       and expenses                                  231,950         113,793
   Shares issued for settlement of loan              500,000         370,000
                                               -------------    ------------

Balance, December 31, 1999                        18,093,615     $10,761,178
                                                  ==========      ==========

Class A Preferred stock:
   Balance, December 31, 1997                      1,090,464        $385,664
                                                   ---------         -------
   Shares converted to common stock                 (959,600)       (339,381)
                                                  ----------         -------
   Balance, December 31, 1998                        130,864          46,283
                                                  ----------        --------

Class B Preferred stock
   Balance, December 31, 1997                      1,090,464         385,664
                                                   ---------         -------
   Shares converted to common stock                 (858,600)       (303,661)
                                                  ----------         -------
   Balance, December 31, 1998                        231,864          82,003
                                                  ----------        --------

Class C Preferred stock
   Balance, December 31, 1997                      1,090,464         385,664
                                                   ---------         -------
   Shares converted to common stock                 (601,886)       (212,869)
                                                   ---------         -------
   Balance, December 31, 1998                        488,578         172,795
                                                  ----------         -------

      Total preferred stock, December 31, 1998       851,306        $301,081
                                                  ==========        ========

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 9 - CAPITAL STOCK (continued)

Class A Preferred stock:
   Balance, December 31, 1998                        130,864       $  46,283
   Shares converted to common stock                  (98,000)        (34,660)
                                                 ------------       --------
   Balance, December 31, 1999                         32,864          11,623
                                                 -----------        --------

Class B Preferred stock
   Balance, December 31, 1998                        231,864          82,003
   Shares converted to common stock                 (199,000)        (70,380)
                                                  ----------        --------
   Balance, December 31, 1999                         32,864          11,623
                                                 -----------        --------

Class C Preferred stock
   Balance, December 31, 1998                        488,578         172,795
   Shares converted to common stock                 (451,714)       (159,757)
                                                  ----------         -------
   Balance, December 31, 1999                         36,864          13,038
                                                 -----------        --------

      Total preferred stock, December 31, 1999       102,592       $  36,284
                                                  ==========       =========

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

NOTE 9 - CAPITAL STOCK (continued)


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

NOTE 9 - CAPITAL STOCK (continued)

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

NOTE 9 - CAPITAL STOCK (continued)


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

The basic and diluted loss per share for the period ended December 31 is based on the following:

                                                December 31,      December 31,
                                                      1999               1998
                                                ------------      -----------

Net loss for the period                       $(1,993,327)       $(3,308,209)
Weighted average number of common shares
        used in computation                    16,486,385          9,241,847
Basic and diluted loss per share                    (0.12)             (0.36)

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

NOTE 9 - CAPITAL STOCK (continued)

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

The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:
                                               1999              1998
                                               ----              ----
Deferred tax assets:
   Net operating loss carryforwards       $1,808,000        $1,233,000
   Depreciation/amortization                  32,000            16,000
   Other                                     105,000            21,000
                                          ----------       -----------
   Total deferred tax assets
   Valuation allowance                    (1,945,000)       (1,270,000)
                                           ---------         ---------
   Net  deferred taxes             $               -   $             -
                                   =================   ===============

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 10 - INCOME TAXES (continued)

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
                                             ------

                                            $74,148
                                            =======
Contingencies

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, the Company issued stock for payment of debt in the amount of $370,000.

      Interest paid                    $    28,932
                                       ===========
      Income taxes paid                $         -
                                       ===========

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


NOTE 14 - STOCK OPTION AND BONUS PLANS (continued)

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


NOTE 14 - STOCK OPTION AND BONUS PLANS (continued)

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

NOTE 14 - STOCK OPTION AND BONUS PLANS (continued)

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

                                       Shares
                          Shares    Reserved for                     Remaining
                        Reserved    Outstanding    Shares Issues  Options/Shares
  Name of Plan          Under Plan     Options    as Stock Bonus    Under Plan
  ------------          ----------  ------------  --------------   ------------

Incentive Stock Option
    Plan                2,000,000          --              N/A      2,000,000
Non-Qualified Stock
   Option Plan          5,000,000   1,000,000              N/A      4,000,000
Stock Bonus Plan          500,000         N/A               --        500,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number         Exhibit                                     Page Number
------         -------                                     ------------

3.1      Certificate of Incorporation                          (1)
                                                      ----------------------

3.2      Bylaws                                                (1)
                                                      ----------------------

3.3      Certificate of Designation, preferences and
           rights of Series A preferred Stock                  (1)
                                                      ----------------------

3.4      Certificate of Designation, preferences and
           rights of Series B preferred Stock                  (1)
                                                      ----------------------

3.5      Certificate of Designation, preferences and
           rights of Series C preferred Stock                  (1)
                                                      ----------------------

10.1     Purchase & Sale Agreement between
           the Company and Video Lottery
           Consultants, Inc. for Professional
           Video Associates, Inc. dated September
           5, 1997, as amended                                 (2)
                                                      ----------------------

10.2     Amendment Agreement dated March 9, 1999
           to Purchase Sale Agreement dated
           September 5, 1997                                   (2)
                                                      ----------------------

10.3     Manufacturing Agreement dated as of April
           24, 1997, between Amusement World, Inc.
           and VLC, Inc.                                       (2)
                                                      ----------------------

10.4     Assignment of Manufacturing Agreement dated
           July 14, 1998 between Video Lottery
           Consultants, Inc. & Fortune Entertainment
           Corporation (Bahamas)                               (2)
                                                      ----------------------

10.5     Amendments dated September 10, 1998 and
           March 4, 1999, to Manufacturing Agreement
           Dated as of April 24, 1997                          (2)
                                                      ----------------------

10.6     Assignment of Software Release Agreement
           between William M. Danton & Fortune
           Entertainment Corporation (Bahamas)                 (2)
                                                      ----------------------

10.7     Letter Agreement between Team Rainbow,
           Inc. and the Company dated November
           19, 1997, as amended                                (2)
                                                      ----------------------

10.8     Plan of Share Exchange between Fortune
           Entertainment Corporation, a Delaware
           corporation and Fortune Entertainment
           Corporation, a Bahama corporation, agreed
           and accepted the 14th day of October 1997           (2)
                                                      ----------------------

10.17    1998 Incentive Stock Option Plan                      (2)
                                                      ----------------------

10.18    1998 Stock Bonus Plan                                 (2)
                                                      ----------------------

27.      Financial Data Schedule                      Previously filed

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

                                   FORTUNE ENTERTAINMENT CORPORATION

 Dated: June 8, 2000
                                   By: /s/ William Danton
                                      --------------------------------------
                                      William Danton, Chief Executive Officer

                                   By:/s/ Robert Eberle
                                      --------------------------------------
                                      Robert Eberle, Principal Financial Officer
                                      and Chief Accounting Officer

         Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ William Danton
William Danton                      Director              June 8, 2000


 /s/ Theodore Silvester, Jr.
Theodore Silvester, Jr.             Director              June 8, 2000


 /s/ Dick Anagnost
Dick Anagnost                       Director              June 8, 2000