Form 10QSB
period 2000-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-08-22
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2000.

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

                        Fortune Entertainment Corporation
                            333 Orville Wright Court
                               Las Vegas, NV 89119
                     Address of principal executive offices

                                 (702) 614-6124
                  --------------------------------------------
               Registrant's telephone number, including area code

                                 144 Elm Street
                               2nd Floor, Suite 16
                             Biddeford, Maine 04005

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

            Yes             X                 No    ________
                  ------------------

      As of August 15, 2000 the Company had 25,829,280 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                       (A developmental stage enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                         ASSETS                      June 30,      December 31
                                                      2000            1999
                                                      ----            ----
        Current:
          Cash                                    $  30,765         $22,397
          Prepaid expenses and other
              current assets                             --           2,635
                                                   -----------        -----
            Total current assets                     30,765          25,032
        Deposits                                      9,879           9,879
        Investments - at cost                       600,000       1,356,658
        Loans receivab1e                            923,000              --
        Property and equipment - net                 64,231          73,146
        Goodwill-net                                447,036         477,636
        Intellectual property - net               4,626,789       4,933,789
                                                  ---------       ---------

            Total assets                         $6,701,700      $6,876,140
                                                 ==========      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

        Current:
          Accounts payable and accrued
               liabilities                         $235,499        $385,134
          Due to related parties                    720,580       1,072,491
          Loans payable                              50,000         370,000
          Purchase consideration payable -
               current position                     405,000         405,000
                                                  ----------        -------

            Total current liabilities             1,411,079       2,232,625
                                                   ---------      ---------

 Stockholders' Equity:
     Common stock, $0.0001 par value,
       30,000,000 authorized, 25,829,280
       issued and outstanding                        2,583            1,810
     Preferred stock, $0.0001 par value,
       convertible Class A, B and C
       Preferred stock: 1,100,000 authorized,
       31,714, 31,714 and 35,714 issued and
       outstanding,                                     10               10
          Additional paid in capital            12,174,072       10,795,642
          Share stock to be issued                 160,000          138,703
          Stock based compensation                 465,000          465,000
          Accumulated deficit                   (7,511,044)      (6,757,650)
                                                -----------     -----------
       Total stockholders' equity                5,290,621        4,643,515
                                                 ---------        ---------
       Total liabilities and stockholders'
          equity                                $6,701,700       $6,876,140
                                                ==========        ==========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                       (A developmental stage enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (Unaudited)

                                           Three Months            Six Months
                                           Ended June 30         Ended June 30
                                           -------------         -------------
                                         2000      1999       2000       1999
                                         ----      ----       ----       ----
Expenses:
      Amortization of intangible
          assets                     $168,800    168,800   $337,600   $337,600
      Depreciation                      4,458          -      8,916          -
      Bank charges and interest        23,712     13,534     49,709     26,764
      Consulting fees                 169,382     35,541    219,991    132,036
      General and administration        3,754     72,956     38,658     77,182
      Legal and accounting            104,497    159,400    144,989    271,376
      Management fees                       -          -     20,000     62,500
      Office and miscellaneous            995     18,500     22,021     38,985
      Rent                              8,494     12,000     20,135     27,649
      Salaries and wages                    -     23,290          -     57,600
      Contracted services              14,740          -     35,206          -
      Travel, promotion and
          entertainment                16,894     25,013     25,605     37,727
                                         ------   ------     ------     ------

      Operating loss for period       515,726    529,034    922,830  1,069,419
                                      -------    -------    -------  ---------

Other (income) expense:
      Gain on sale of investments    (154,430)         -   (154,430)         -
      Interest income                 (15,006)         -    (15,006)         -
                                      -------   --------    -------   --------

      Total other (income) expense   (169,436)         -   (169,436)         -
                                     --------   --------   --------   --------

      Loss for the period             346,290    529,034    753,394  1,069,419

      Deficit, beginning of period  7,164,754  5,304,708  6,757,650  4,764,323
                                    ---------  ---------  ---------  ---------

      Deficit, end of period       $7,511,044 $5,833,742 $7,511,044 $5,833,742
                                   ========== ========== ========== ==========

      Basic and diluted loss
            per share                   (0.01)     (0.04)    (0.03)      (0.07)
                                     ==========================================


      Weighted average common
          shares outstanding       22,630,815  15,100,813  22,062,315 15,100,813
                                   ==========  ==========  ========== ==========




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

      As of August 15, 2000 the Company's two products were the Fortune Poker System, a progressive multi-player draw poker video game and the Rainbow 21 casino blackjack game.

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

      In order to market its Fortune 21 and electronic Bingo games, the Gaming Laboratories International will need to complete its testing of the Fortune Poker game. The Company does not know when this testing will be completed.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      No exhibits are filed with this report

(b)   Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the three months ending June 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Fortune Entertainment Corporation



Date:  August 21, 2000        By:
                                 Douglas Sanderson,
                                 President and Chief Executive Officer