Form 10QSB/A
period 2000-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-09-13
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
(Mark One)

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

                                 (702) 614-6124
                 ------------------------------ --------------
               Registrant's telephone number, including area code

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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                         ASSETS                      June 30,      December 31
                                                      2000              1999
                                                      ----        ----------
Current:
     Cash                                          $ 30,765        $ 22,397
     Prepaid expenses and other current assets            -           2,635
                                                    -------        --------
         Total current assets

Deposits                                              9,879           9,879
Investments - at cost                               600,000       1,356,658
Loans receivable                                    923,000               -
Property and equipment - net                         64,231          73,146
Goodwill - net                                      447,036         477,636
Intellectual property - net                       4,626,789       4,933,789
                                                  ---------     -----------
         Total assets                            $6,701,700    $  6,876,140
                                                 ==========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable and accrued liabilities     $ 235,499      $  385,134
     Due to related parties                         720,580       1,072,491
     Loans payable                                   50,000         370,000
     Purchase consideration payable - current
        position                                    405,000         405,000
                                                   --------       ---------
         Total current liabilities                1,411,079       2,232,625
                                                  =========       =========


Stockholders' Equity:
     Share stock
        Common stock, $0.0001 par value,
         30,000,000 authorized, 25,829,280
         issued and outstanding                       2,583           1,810
     Preferred stock, $0.0001 par value,
       convertible Class A, B and C
       Preferred stock: 1,100,000 authorized,
       31,714, 31,714 and 35,714 issued
       and outstanding,                                  10              10
Additional paid in capital                       12,174,072      10,795,642
Share stock to be issued                            160,000         138,703
Stock based compensation                            465,000         465,000
Accumulated deficit                              (7,511,044)     (6,757,650)
                                                  ---------      ----------

         Total stockholders' equity               5,290,621       4,643,515
                                                  ---------     -----------

     Total liabilities and stockholders' equity  $6,701,700      $6,876,140
                                                 ==========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                       (A developmental stage enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         & DEFICIT FOR THE PERIODS ENDED
                                   (Unaudited)

                                           Three Months            Six Months
                                           Ended June 30         Ended June 30
                                           -------------         -------------
                                         2000      1999       2000       1999
                                         ----      ----       ----       ----
Expenses:
Amortization of intangible assets   $ 168,800  $ 168,800  $ 337,600  $ 337,600
Depreciation                            4,458         --      8,916         --
Bank charges and interest              23,712     13,534     49,709     26,764
Consulting fees                       169,382     35,541    219,991    132,036
General and administration              3,754     72,956     38,658     77,182
Legal and accounting                  104,497    159,400    144,989    271,376
Management fees                            --         --     20,000     62,500
Office and miscellaneous                  995     18,500     22,021     38,985
Rent 8,494                             12,000     20,135     27,649
Salaries and wages                         --     23,290         --     57,600
Contracted services                    14,740         --     35,206
Travel, promotion and entertainment    16,894     25,013     25,605     37,727
                                   ---------- ----------  --------- ----------

      Operating loss for period

Other (income) expense:
     Gain on sale of investments     (154,430)        --   (154,430)        --
     Interest income                  (15,006)        --    (15,006)        --
                                   ---------- --------------------- ------------

      Total other (income) expense   (169,436)        --   (169,436)        --
                                    --------- --------------------- ------------

      Loss for the period             346,290    529,034    753,394  1,069,419

Deficit, beginning of period        7,164,754  5,304,708  6,757,650  4,764,323
                                   ---------- ---------- ---------- ----------

Deficit, end of period            $ 7,511,044 $5,833,742 $7,511,044 $5,833,742
                                  =========== ========== ========== ==========

Basic and diluted loss per share       (0.01)     (0.04)     (0.03)     (0.07)
                                  =========== ========== ========== ==========

Weighted average common shares
   outstanding                     22,630,815 15,100,813 22,062,315 15,100,813
                                   ========== ========== ========== ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the six months ended June 30
                                   (Unaudited)


                                                   2000             1999
                                                   ----             ----
Operating activities:
   Net loss for period                         $ (753,394)     $(1,069,419)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Gain on sale of investments                (154,430)              --
      Amortization of intangible assets           337,600          337,600
      Depreciation                                  8,916               --
      Shares issued for services rendered          82,000           33,700
      Changes in operating assets and liabilities:
      Accounts receivable                           2,635           16,638
      Accounts payable and accrued liabilities   (149,636)          48,309
                                                ---------      -----------

   Net cash used in operating activities         (626,309)       (633,172)
                                                ---------       ---------

Investing activities:
   Acquisition of equipment                            --          (6,038)
   Proceeds from sale of investments            1,511,088               --
   Purchase price consideration payments               --        (282,500)
   Loan advances                                 (923,000)              --
                                                ---------  ---------------

   Net cash provided (used) by
     investing activities                         588,088        (288,538)
                                               ----------        ---------

Financing activities:
   Loans payable                                 (320,000)        (94,017)
   Advances from (payments to) related parties   (351,911)               -
   Proceeds from capital contributions            718,500          690,000
                                               ----------       ----------

   Net cash provided by financing activities       46,589          605,983
                                              -----------       ----------

Net increase (decrease) in cash during the period   8,368        (315,727)
Cash at beginning of period                        22,397          353,543
                                              -----------       ----------

Cash at end of period                          $   30,765       $   37,816
                                               ==========       ==========

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


4. STOCKHOLDERS' EQUITY

      During the quarter ended June 30, 2000 the Company sold 273,000 share of common stock to three individuals and one corporation for a total consideration of $116,500.

      During the quarter ending June 30, 2000, the Company issued 164,000 shares of common stock as compensation for services rendered in the amount of $82,000 and issued 24,930 shares of common stock for finders fees relating to stock sold. The Company also issued 4,700,000 shares of common stock under the agreement for the Fortune Poker, Inc. acquisition.

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2000:

      1. The Company sold 273,000 shares of common stock for total consideration of $116,500. The Company paid a commission of 24,930 shares of common stock in connection with the sale of these shares.

      2. The Company issued 164,000 shares of common stock for services provided to the Company which were valued at $82,000.

      3. The Company issued 4,700,000 shares of common stock as partial consideration for the acquisition of Professional Video Association, Inc.

      The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

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



                              Fortune Entertainment Corporation



Date:  August 21, 2000        By:  /s/ Douglas Sanderson
                                 Douglas Sanderson,
                                 President and Chief Executive Officer