Form 10QSB
period 2000-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2000-11-22
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-23859

                        FORTUNE ENTERTAINMENT CORPORATION

             Delaware                                      88-0405437
      -------------------------                          ---------------
      State or other jurisdiction                       (I.R.S.)Employer
      of incorporation                                  Identification No.

                        Fortune Entertainment Corporation
                            333 Orville Wright Court
                               Las Vegas, NV 89119
                     Address of principal executive offices

                                 (702) 614-6124
                 ------------------------------ ---------------
               Registrant's telephone number, including area code

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

            Yes             X                   No    ________
                  ------------------

      As of September 30, 2000 the Company had 25,829,280 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                  ASSETS
                                              September 30,     December 31,
                                                  2000             1999
                                                  ----             ----
Current:
   Cash                                         $  1,189         $  22,397
   Prepaid expenses and other current                                2,635
    assets                                    -------------------------------

     Total current assets                          1,189           25,032

Deposits                                           9,879            9,879
Investments - at cost                            600,000        1,356,658
Loans receivable                                 711,469                -
Property and equipment - net                      59,773           73,146
Goodwill - net                                   431,736          477,636
Intellectual property - net                    4,473,288        4,933,789
                                             -----------      -----------
     Total assets                           $  6,287,334     $  6,876,140
                                             ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
   Accounts payable and accrued
     liabilities                              $  276,882    $     385,134
   Due to related parties                        720,580        1,072,491
   Loans payable                                  50,000          370,000
   Purchase consideration payable -              335,000          405,000
                                            ------------     ------------
current position

     Total current liabilities                 1,382,462        2,232,625
                                             -----------     ------------

Stockholders' Equity:
   Share stock
     Common stock, $0.0001 par value,
      30,000,000 authorized, 25,829,280
      issued and outstanding                       2,583            1,810
     Preferred stock, $0.0001 par value,
       convertible
       Class A, B and C Preferred stock:
       1,100,000 authorized, 31,714,
       31,714 and 35,714 issued and
       outstanding,                                   10               10
   Additional paid in capital                 12,174,072       10,795,642
   Share stock to be issued                      160,000          138,703
   Stock based compensation                      465,000          465,000
   Accumulated deficit                        (7,896,793)      (6,757,650)
                                              ----------       ----------

     Total stockholders' equity                4,904,872        4,643,515
                                             -----------      -----------

     Total liabilities and stockholders'    $  6,287,334     $  6,876,140
      equity                                 ===========      ===========


See accompanying notes

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                              FOR THE PERIODS ENDED
                                   (Unaudited)


                                        Three Months             Nine Months
                                           Ended                   Ended
                                        September 30,           September 30,
                                      2000        1999        2000        1999
Expenses:
   Amortization of intangible
     assets                        $ 168,800    $168,800   $ 506,400  $ 506,400
   Depreciation                        4,457          --      13,373         --
   Bank charges and interest          24,065       5,018      73,774     31,782
   Consulting fees                    22,366      75,754     242,357    207,790
   General and administration         23,896      76,114      62,554    153,296
   Legal and accounting               45,233      60,971     190,222    332,347
   Management fees                    99,298      31,250     119,298     93,750
   Office and miscellaneous           10,625          --      32,646     38,985
   Rent                                7,952          --      28,087     27,649
   Salaries and wages                     --      28,790          --     86,390
   Contracted services                 3,146          --      38,352         --
   Travel, promotion and
     entertainment                         -       3,362      25,605     41,089
                                       -----       -----      ------     ------

     Operating loss for period       409,838     450,059   1,332,668  1,519,478
                                     -------     -------   ---------  ---------

Other (income) expense:
   Gain on sale of investments            --          --    (154,430)        --
   Interest income
                                     (24,089)         --     (39,095)        --
                                     --------    -------     -------- ---------

     Total other (income) expense
                                     (24,089)         --    (193,525)        --
                                     -------     -------    --------  ---------

     Loss for the period             385,749     450,059   1,139,143  1,519,478

Deficit, beginning of period       7,511,044   5,833,742   6,757,650  4,764,323
                                   ---------  ----------   ---------  ----------

Deficit, end of period           $ 7,896,793  $6,283,801  $7,896,793 $6,283,801
                                   =========   =========   =========  =========

Basic and diluted loss per share        (.01)       (.03)       (.05)      (.10)
                                        =====       =====       =====      =====

Weighted average common shares
  outstanding                      25,928,422  15,298,313  23,351,015 15,298,313
                                   ==========  ==========  ========== ==========


See accompanying notes

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the
                         nine months ended September 30
                                   (Unaudited)


                                                     2000            1999
                                                     ----            ----
Operating activities:
   Net loss for period                           $(1,139,143)     $(1,519,478)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Gain on sale of investments                    (154,430)               -
     Amortization of intangible assets               506,400          506,400
     Depreciation                                     13,373                -
     Shares issued for services rendered              82,000           33,700
     Changes in operating assets and
      liabilities:
       Accounts receivable                             2,635          (13,362)
      Accounts payable and accrued liabilities      (108,251)         101,224
                                                  ----------       ----------

   Net cash used in operating activities            (797,416)        (891,516)
                                                  ----------       ----------

Investing activities:
   Acquisition of equipment                               --           (6,038)
   Proceeds from sale of investments               1,511,088               --
   Purchase price consideration payments             (70,000)        (282,500)
   Loan advances                                    (923,000)              --
   Loan repayments
                                                     211,531               --
                                                  ----------               --

   Net cash provided (used) by investing
    activities                                       729,619         (288,538)
                                                  ----------        ---------

Financing activities:
   Loans payable                                    (320,000)         (84,017)
   Advances from (payments to) related parties      (351,911)          92,050
   Proceeds from capital contributions               718,500          830,000
                                                  ----------       ----------

   Net cash provided by financing activities          46,589          838,033
                                                 -----------       ----------

Net increase (decrease) in cash during the
  period                                             (21,208)        (342,021)
Cash at beginning of period                           22,397          353,543
                                                 -----------       ----------

Cash at end of period                          $       1,189     $     11,522
                                                ============      ===========



See accompanying notes

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

      As of November 15, 2000 the Company's two products were the Fortune Poker System, a progressive multi-player draw poker video game and the Rainbow 21 casino blackjack game.

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

      Following the completion of the testing of the Company's Fortune Poker and electronic Bingo games the Company will apply for a gaming license from Minnesota. While the Company's application is being reviewed, the Company will begin negotiations with Indian Tribal Casinos in Minnesota with a view to the Tribal Casino's purchase or lease of the Company's Fortune Poker and/or electronic Bingo games. It will be the Company's objective to conclude an arrangement whereby the Company will receive a percentage of the net revenues derived from the operation of the games. The percentage which the Company expects to receive will vary (typically between 9% and 23%) depending upon whether the games are purchased or leased from the Company and whether the Company or the particular Tribal Casino operates the games.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No.                                 Description

      27                                  Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ending September 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Fortune Entertainment Corporation



Date:  November 21, 2000      By:   /s/ Douglas Sanderson
                                  --------------------------------------------
                                        Douglas Sanderson,
                                        President and Chief Financial Officer