Form 10KSB
period 2000-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2001-06-20
CIK 1072702

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

                                       OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .
                               ---------------   -----------------

Commission file number 0-30292

                        FORTUNE ENTERTAINMENT CORPORATION
           --------------------- -----------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           88-0405437
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

     333 Orville Wright Court
     Las Vegas, NV                                           89119
   -----------------------------                     ---------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (702) 614-6124 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

    Check whether the registrant (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on May 31, 2001, was approximately $2,170,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the registrant.

    The registrant's revenues for the year ending December 31, 2000 were $-0-.

    Documents Incorporated by Reference:    None

    As of May 31, 2001, the Registrant had 27,302,043 issued and outstanding shares of common stock.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company was incorporated in Delaware on August 25, 1997 to acquire, develop, and sell casino games.

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

      The Company has not earned any revenues.

      This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. The accuracy of such forward-looking statements is subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Undue reliance on any such forward-looking statements.

Fortune Poker

      In 1998 the Company acquired from Video Lottery Consultants and William M. Danton (the "Danton Group") all of the capital stock of PVA. William Danton was a former officer and director of the Company. The Fortune Poker game is based upon technology covered by a patent which expires in 2004, copyrighted game rules, and proprietary software. As part of the agreement relating to the acquisition of PVA the Danton Group assigned to the Company all of the Danton Group's rights and obligations pursuant to a Manufacturing Agreement.

      The Fortune Poker system is an interactive, progressive, tournament video terminal poker game which allows the player to play against a single machine or against other players on similar terminals at the same location or remote locations.

      In consideration of the transfer of the stock in PVA and the assignment of the Manufacturing Agreement, the Company:

o     issued 6,347,500 shares of common stock to the Danton Group,
o     paid the Danton Group $1,019,986 in cash
o assumed a loan in the amount of $250,000 which was payable by William Danton to a financial institution,
o issued 200,000 shares of common stock to an unrelated third party as a finder's fee,
o agreed to pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company with respect to the Fortune Poker game, and
o agreed to issue additional shares of its common stock to the Danton Group, in an amount determined by the following formula, until the expiration of the patent relating to the Fortune Poker game, or any renewals or extensions of the patent:

                            Net earnings x Percentage
                               Average Share Price

            Percentage is 5% in 2001 and 10% in 2002 and thereafter provided that the Percentage will automatically increase to 10% if Net Earnings are at least $10,000,000. Net Earnings means the Company's earnings during each twelve month period ending December 31 from the revenues derived from the Fortune Poker game before income tax, depreciation and amortization. Average Share Price means the average trading price of the Company's common stock for the last 30 trading days of the Company's fiscal year.

Rainbow 21 Blackjack Game

      In 1998 the Company acquired from Team Rainbow Inc. ("TRI") the rights to a computer-based blackjack game known as Rainbow 21. Rainbow 21 is a simple variation to the conventional game of Blackjack or 21. Rainbow 21 is played on a standard blackjack table but with a modified felt layout that permits each of the six players to wager not only on their own hands but also on any of the other five hands at once, thus allowing for up to thirty-six decisions per hand. The Rainbow 21 game is based upon technology covered by copyrighted game rules, proprietary software and two United States patents.

      In consideration for the transfer of the rights to the Rainbow 21 Game the Company paid TRI $102,500 and issued TRI 750,000 shares of its common stock. The Company's agreement with TRI provides that, if during the last five trading days in August 2000, the simple average closing price for the Company's common stock ("Market Price") does not equal or exceed $2.00 per share, the Company would be required to issue TRI additional shares of common stock in an amount determined by dividing the Difference by the Market Price. For purposes of the agreement with TRI the Difference is (i) $1,000,000 less (ii) 500,000 multiplied by the Market Price.

      The average trading price of the Company's common stock during the last five trading days in August was $0.41 per share. However as of May 31, 2001 the Company has not issued any additional shares to TRI.

Sega Gaming Technology Inc.

      At December 31, 1999 the Company owned 188,886 shares of the common stock of Sega Gaming Technology, Inc. (SGTI), a Nevada Corporation. These shares were acquired for $1,090,000 in cash and 375,887 shares of the Company's common stock. In May 2000 the Company sold its interest in SGTI to Sega Enterprises, Ltd. for $1,511,088 in cash.

Plan of Operations

      During the period ending December 31, 2001 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru and the Philippines. As of May 31, 2001 the Company had not entered into any joint ventures or binding agreements with any third parities regarding owning or operating casino games in these countries. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru or the Philippines.

      During the period ending December 31, 2001 the Company plans to license the rights to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

Government Regulation

      The Company's proposed operations will be subject to federal, state and local laws and regulations relating to gambling activities. The Company's proposed operations will also be subject to foreign laws and regulations pertaining to gambling. These laws and regulations differ between jurisdictions and continually change due to legislative and administrative actions and judicial interpretations. If any changes occur in these laws or regulations the Company's proposed business could be adversely affected.

Competition

      The Company will compete with numerous casino operators and manufacturers of casino games. The primary competitors in the casino gaming machine industry are Bally Gaming, Inc., International Game Technology and Sigma Game, Inc. Somewhat smaller but nevertheless well-established gaming machine manufacturers include Atronic, Aristocrat, Casino Data Systems, Silicon Gaming, Inc., WMS Industries, Inc. and Sega. The Company's competitors are significantly larger, well established in the gaming industry and are better capitalized than the Company, all of which factors could adversely affect the Company's ability to compete.

      The most significant competitive factor influencing the amount of revenue generated by any particular gaming machine is player appeal followed by a mix of elements including service, price, and reliability. Player appeal is important because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines.

Employees

      As of May 31, 2001, the Company had two full-time employees and four part-time employees. The Company's employees are not represented by a labor union. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

ITEM 2.  PROPERTIES

      The Company's executive offices are located at 333 Orville Wright Court, Las Vegas, Nevada and consist of 1,250 square feet of space which is rented for $7,500 per month. The Company's monthly rental payment includes payments for administrative support and storage space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. Market Price of And Dividends on The Registrant's Common Equity And Other Shareholder Matters.
        -----------------------------------------------------------------------

    The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "FETG". The following table presents the high and low closing bid quotations for the Common Stock as reported by the National Quotation Bureau for each quarter beginning May 8, 1998 when the stock was first quoted. Such prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                        Closing Bid
                                                ------------------------------

      Quarter ending                            Low               High

      June 30, 1998                            $ 0.53             $ 2.00
      September 30, 1998                       $ 0.88             $ 1.97
      December 31, 1998                        $ 0.41             $ 0.78

      March 31, 1999                           $ 0.47             $ 1.15
      June 30, 1999                            $ 0.41             $ 0.94
      September 30, 1999                       $ 0.45             $ 0.80
      December 31, 1999                        $ 0.29             $ 0.75

      March 31, 2000                            $0.85              $0.86
      June 30, 2000                             $0.50              $0.75
      September 30, 2000                        $0.26              $0.50
      December 31, 2000                         $0.07              $0.34

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

Statement of Operations Data:
----------------------------
                                      Year Ended                  Year Ended
                                   December 31, 1999          December  31, 2000
                                   ------------------         ------------------

Revenues                        $           --                 $         --
General and Administrative
     Expenses                       (1,994,641)                  (2,013,033)
Other Income (Expense)                   1,314                      275,991
                               ---------------                 ------------
 Net (Loss)                        $(1,993,327)                 $(1,737,042)
                                   ============                 ============

Balance Sheet Data:
------------------
                                       December 31, 1999    December 31, 2000

Current Assets                              $25,032                 177,945
Total Assets                              6,876,140               6,073,175
Current Liabilities                       2,232,625               1,759,330
Total Liabilities                         2,232,625               1,759,330
Working Capital (Deficit)                (2,207,593)             (1,581,385)
Shareholders' Equity                      4,643,515               4,313,845

      Subsequent to December 31, 2000 the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000.

      During the year ended December 31, 1999 the Company's sources and use of cash were:

      Cash used in operations                    $(1,377,686)

      Proceeds from sale of common stock           1,222,936

      Amounts borrowed from third parties
        (net of repayments)                          376,511

      Purchase of stock in Sega Gaming
        Technology, Inc.                            (172,907)

      Payments to Danton Group as partial
        consideration for capital stock of PVA      (300,000)

      Payments to Team Rainbow, Inc. as
        partial consideration for assignment of
        rights to Rainbow 21 Blackjack game          (80,000)

      During the year ended December 31, 2000 the Company's sources and use of cash were:

      Cash used in operations                    $(1,137,698)

      Proceeds from sale of stock in Sega Gaming   1,511,088
        Technology

      Loan to related party (net of payments
          received)                                 (677,042)

      Repayment of loans (net of amounts borrowed)  (464,843)

      Payments to Danton Group as partial
        consideration for capital stock of PVA       (70,000)

      Capital contributions                          818,500

Plan of Operations

      During the period ending December 31, 2001 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru and the Philippines. As of May 31, 2001 the Company had not entered into any joint ventures or binding agreements with any third parties regarding owning or operating casino games in these countries. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru or the Philippines.

      During the period ending December 31, 2001 the Company plans to license the rights to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

      During the twelve months ending December 31, 2001, the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $550,000

      Capital required for joint ventures in Peru
         And Philippines                           3,000,000

      Payment of accounts payable                    400,000

      Other                                           50,000
                                              --------------
                                                  $4,000,000
                                              ==============

      As of May 31, 2001 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the management of the Company:

      Name                   Age               Position

      Douglas Sanderson      55    President, Chief Executive Officer, Principal
                                   Financial Officer and a Director
      Theodore Silvester,
        Jr.                  53    Vice President and a Director
      Dick Anagnost          43    Director

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

      The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors and the nominee to the Board of Directors.

     Douglas R. Sanderson has been Fortune's President, Chief Executive Officer and a Director since June 2000. From June 1994 to March 1997 Mr. Sanderson was President of the Gaming Division of Sega Enterprises, Inc. From March 1997 to May 2000 Mr. Sanderson was President of Sega Gaming Technology, Inc.

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

     Douglas Sanderson devotes substantially all of his time on the Company's business. Theodore Silvester and Dick Anagnost, devote only a minimal amount of time to the Company.

Change in Management
--------------------

      Beginning in December 1998 the management of the Company changed. The following provides certain information concerning the dates of service of the former and present management of the Company.

                                                               Periods of
Name                             Position                         Service
----                             --------                      ---------------

David B. Jackson          President and a Director             8/97 to 12/98

D. Bruce Horton           Chief Financial Officer,             8/97 to 7/99
                          Secretary and Director

William M. Danton         President and a Director             12/98 to 6/00

Roland M. Thomas          Chief Operating Officer              12/98 to 10/00

Robert V. Eberle          Chief Financial Officer              7/99 to 6/00

Theodore Silvester, Jr.   Vice President and a Director        Since 7/99

Dick Anagnost             Director                             Since 2/2000

Douglas R. Sanderson      President, Chief Executive Officer
                          and a Director                       Since 6/00

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2000.

                                                Other
                                                Annual    Restricted   Options
    Name and           Fiscal   Salary  Bonus   Compen-      Stock     Granted
Principal Position      Year     (1)     (2)    sation (3) Awards (4)    (5)
------------------     -----    ------  -----   ---------- ----------   -----


Douglas R. Sanderson,  2000   $133,336     --         --        --   1,000,000
President and Chief
Executive Officer since
June 2000

(1) The dollar value of base salary (cash and non-cash) accrued as salary for Mr. Sanderson. As of December 31, 2000 this amount was still due Mr. Sanderson.

(2)   The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock beneficially owned by the officers listed in the table and the value of such shares as of December 31, 2000.

      Name                          Shares               Value

      Douglas Sanderson                 --                   --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

Employment Contracts

     In May 2000 the Company  entered into an employment  agreement with Douglas
R. Sanderson. The employment agreement provides for the following:

1.    Term of five years.

2. Annual salary of $200,000, plus bonuses as may be approved by the Company's Board of Directors.

3.    Automobile allowance of $200 per month.

4. Two weeks of paid vacations and the right to participate in any group medical, group life insurance or any other employee benefit plan that the Company may from time to time, maintain.

5.    Reimbursement for country club dues in the amount of $450 per month.

6.    Disability benefits.

7. Premium payments for a $300,000 term life insurance policy with the beneficiary to be designated by Mr. Sanderson.

8. Options to purchase 1,000,000 shares of the Company's common stock upon the following terms.

                 Shares Issuable Upon          Option            Expiration
                  Exercise of Option       Exercise Price           Date
                 --------------------      --------------        ----------

                     500,000                  $0.10              4/30/10

                     500,000                  $0.20              4/30/10

      The options held by Mr. Sanderson were granted pursuant to the Company's Non-Qualified Stock Option Plan. Mr. Sanderson may not exercise options to purchase more than 500,000 shares until Mr. Sanderson either (i) obtains a Nevada Gaming License or (ii) has been employed by the Company for three full years and during such time the Company has not required Mr. Sanderson to obtain a Nevada Gaming License. If Mr. Sanderson voluntarily terminates his employment with the Company he will have 90 days from his last day of employment to exercise his options.

      In the event Mr. Sanderson is terminated without cause or Mr. Sanderson resigns due to constructive termination the Company would be required to pay Mr. Sanderson his base salary as well as any benefits that Mr. Sanderson would otherwise have received under any group medical, group life or similar plan maintained by the Company for its employees. For purposes of the employment agreement the term "constructive termination" means:

o There is a material change in Mr. Sanderson's authority, duties or activities,
o Mr. Sanderson is removed as Chairman of the Board of Directors or as the Company's Chief Executive Officer,
o Mr. Sanderson's salary or his benefits under any employee benefit plan or program are reduced,
o Mr. Sanderson's office is relocated outside of the Las Vegas, Nevada metropolitan area, or
o Any successor to the Company fails to assume the Company's obligations under the employment agreement.

      The Company does not have any employment contracts with any of its other executive officers.

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

      Except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended December 31, 2000.

Employment Contracts
      The Company does not have any employment contracts with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

      The Company does not have an Audit Committee or a Compensation Committee.

Stock Options

With the exception of options to purchase 1,000,000 shares of common stock granted to Mr. Sanderson, the Company did not issue any options to any officer or director in 2000.

Option Exercises in Last Fiscal Year and Option Values

                                                   Number of
                                                   Securities     Value of
                                                   Underlying    Unexercised
                                                  Unexercised   In-the-Money
                                                   Options at    Options at
                                                  December 31,   December 31,
                Shares Acquired   Value       2000 Exercisable/2000 Exercisable/
Name            on Exercise (1)  Realized (2) Unexercisable (3)Unexercisable (4)
-----           ---------------  ------------ ---------------- -----------------

Douglas Sanderson       --           --         500,000/500,000     --/--

(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2000.

(2) With respect to options exercised during the Company's fiscal year December 31, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2000, separated between those options that were exercisable and those options that were not exercisable. All options held at December 31, 2000 are presently exercisable.

(4) For all unexercised options held as of December 31, 2000, the excess of the market value of the stock underlying those options (as of December 31, 2000) and the exercise price of the option. All options held at are presently exercisable.

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

Summary.
-------

      The following sets forth certain information as of December 31, 2000, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total       Shares                      Remaining
                            Shares     Reserved for      Shares       Option/
                          Reserved     Outstanding      Issued As     Shares
Name of Plan              Under Plan     Options       Stock Bonus
Under Plan

Incentive Stock Option
  Plan                   2,000,000          --             N/A       2,000,000
Non-Qualified Stock
    Option Plan          5,000,000     1,575,000           N/A       3,425,000
Stock Bonus Plan           500,000           N/A            --         500,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 31, 2001, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

                                       Number of             Percent of
Name and Address                        Shares (1)               Class

Douglas Sanderson                            --                    --
333 Orville Wright Court
Las Vegas, NV 89119

Theodore Silvester, Jr.                  35,000 (2)                 *
144 Elm Street, 2nd floor
Suite 16
Biddeford, ME 04005

Dick Anagnost                           150,000                     *
730 Pine Street
Manchester, NH 03104-3108

Officers and Directors as a            185,000                      *
Group (3 persons)

* Less than 1%.

(1) Excludes shares issuable prior to August 31, 2001 upon the exercises of options granted to the following persons:

                             Shares Issuable
                              Upon Exercise       Option        Expiration
        Name                    of Option     Exercise Price     Date of
        ----                 --------------   --------------     --------
Option

      Douglas Sanderson         500,000               $0.10       4/30/10
      Theodore Silvester, Jr.   125,000               $0.90       5/22/03
      Dick Anagnost                  --                 --             --

(2) Excludes 870,000 shares held by Team Rainbow, Inc., a corporation in which Mr. Sylvester owns a 20% interest.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 1 of this report for information concerning the Company's acquisition of Professional Video Association, Inc. ("PVA"). William Danton, a former officer and director of the Company, was a controlling shareholder of PVA.

      As of May 31, 2001 the Company owed William Danton $250,000. The amount owed to Mr. Danton represents accrued salary, loans to the Company, and the remainder ($127,000) due for the sale of PVA. The $250,000 owed to Mr. Danton does not bear interest, is unsecured and is payable on demand. During the year ended December 31, 2000 the Company loaned $170,000 to Mr. Danton. The loan to

Mr. Danton bears interest at 10% per year, is unsecured and is due on December 31, 2001.

     See Item 1 of this report for information concerning the Company's acquisition of the Rainbow 21 game from Rainbow, Inc. Theodore Silvester, Jr., an officer and director of the Company, owns 20% of Team Rainbow, Inc.

     During the year ended December 31, 2000 the Company paid Xertain, Inc. $296,000 for providing the Company with office and storage space and secretarial and accounting services. Xertain, Inc. is controlled by Roland Thomas, who was an officer of the Company between December 1998 and October 2000.

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
                                                         ----------------------

10.1     Purchase & Sale Agreement between the Company
           and Video Lottery Consultants,  Inc. for Professional
           Video Associates, Inc. dated September 5, 1997,
           as amended                                             (2)
                                                         ----------------------

10.2     Amendment Agreement dated March 9, 1999 to
           Purchase Sale Agreement dated  September 5, 1997       (2)
                                                            -------------------

10.3     Manufacturing Agreement dated as of April 24, 1997
            between Amusement World, Inc. and VLC, Inc.           (2)
                                                         ----------------------

10.4  Assignment of Manufacturing Agreement dated July 14,
          1998 between Video Lottery Consultants, Inc. &
           Fortune Entertainment Corporation (Bahamas)            (2)
                                                         ----------------------

Number            Exhibit                                     Page Number

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

    The Company did not file any reports on Form 8-K during the quarter ending December 31, 2000.

                              FORTUNE ENTERTAINMENT
                                   CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                          Independent Auditors' Report


To the Shareholders of
Fortune Entertainment Corporation


We have audited the accompanying consolidated balance sheets of Fortune Entertainment Corporation (a development stage enterprise) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortune Entertainment Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


North Andover, MA
May 17, 2001
                                    GORDON, HARRINGTON & OSBORN, PC
                                    Certified Public Accountants

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)

                           CONSOLIDATED BALANCE SHEET
                      (See Basis of Presentation - Note 1)
                           December 31, 2000 and 1999

                    ASSETS                             2000             1999
                                                       ----             ----
Current:
   Cash                                        $       2,401    $       22,397
   Due from related party                            170,000                -
   Accounts receivable                                     -            2,635
   Prepaid expenses and other current assets           5,544                -
                                                ------------            ------

     Total current assets                            177,945           25,032

Deposits                                               5,641            9,879
Investments                                          600,001        1,356,658
Note receivable related party                        507,042                -
Property and equipment, net of accumulated
  depreciation of $55,423 and $39,973,                57,696           73,146
  respectively.
Goodwill, net of accumulated amortization of
  $197,024 and $135,824, respectively.               416,436          477,636
Intellectual property, net of accumulated
  amortization of $1,818,573 and $1,208,198,       4,308,414        4,933,789
  respectively                                   -----------      -----------

     Total assets                               $  6,073,175     $  6,876,140
                                                 ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Accounts payable and accrued liabilities     $    543,305    $     385,134
   Due to related parties                            916,025        1,072,491
   Loans payable                                     300,000          370,000
   Purchase consideration payable                          -          405,000
                                               ----------------  ------------

     Total current liabilities                     1,759,330        2,232,625
                                                 -----------     ------------

Stockholders' Equity:
   Share stock
     Common stock, $0.0001 par value,
      30,000,000 authorized, 25,969,993 and
      18,093,615 respectively issued and
      outstanding                                      2,597           1,810
     Preferred stock, $0.0001 par value,
       convertible
       Class A, B and C Preferred stock:
       5,000,000 authorized, 28,143; 28,143;
       32,143 (1999 - 32,864; 32,864; 36,864)
       issued and outstanding, respectively                9               10
   Additional paid in capital                     12,143,931       10,795,642
   Share stock to be issued                          197,000          138,703
   Stock based compensation                          465,000          465,000
   Accumulated deficit                            (8,494,692)      (6,757,650)
                                                 -----------      -----------

     Total stockholders' equity                    4,313,845        4,643,515
                                                 -----------      -----------

     Total liabilities and stockholders'        $  6,073,175     $  6,876,140
     equity                                      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           December 31, 2000 and 1999

                                                                 Period from
                                                                  August 25,
                                                                     1997
                                                                 (inception)
                                    Year Ended     Year Ended    to December
                                   December 31,   December 31,       31,
                                       2000           1999           2000
                                       ----           ----           ----
Expenses:
   Amortization of intangible       $   671,575   $   675,200     $2,015,596
assets
   Bank charges and interest             16,799       107,618        238,602
   Depreciation                          15,450        17,832         55,755
   Foreign exchange (gain) loss            (290)       (6,124)        (4,528)
   General and administration           353,538       182,856        673,864
   Legal and accounting                 217,269       485,075      1,070,620
   Management fees                      217,180       255,000        917,333
   Office and miscellaneous              28,327        25,656        448,939
   Consulting fees                      430,612       159,771      1,345,394
   Rent                                  28,087        51,277        150,882
   Salaries and wages                         -             -        101,545
   Stock based compensation                   -             -        465,000
   Travel, promotion and
    entertainment                        34,486        40,480        258,982
                                    -----------   -----------     ----------
                                      2,013,033     1,994,641      7,737,984
                                                    ---------      ---------
Loss before the following:           (2,013,033)   (1,994,641)    (7,737,984)
Investment valuation reserve                  -             -     (1,034,013)
Gain on sale of investment              154,430             -        154,430
Interest expense recovery                64,373             -         64,373
Other                                     5,982             -          5,982
Interest income                          51,206         1,314         52,520
                                    -----------  ------------   ------------
     Loss for period                 (1,737,042)   (1,993,327)    (8,494,692)

Deficit, beginning of period         (6,757,650)   (4,764,323)             -
                                      ---------     ---------    -----------
Deficit, end of period              $(8,494,692)  $(6,757,650)   $(8,494,692)
                                      =========     =========      =========

Basic and diluted loss per share          (0.08)        (0.12)


    The accompanying notes are an integral part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2000 and 1999


                             Common Stock        Preferred Stock
                         ----------------------------------------                                            Common
                         Number of    Amount   Number of    Amount  Paid in   Accumulated    Stock Based    Shares to     Total
                          Shares                Shares              Capital    Deficit      Compensation    be Issued
                           ------               ------              -------    -------      ------------    ---------     -----

Balance, December 31,   13,925,256    $1,393    851,306     $   85 $9,017,958 $(4,764,323)    $465,000       $210,000   $4,930,113
1998

Issuance of common stock 3,419,645       342                        1,777,684                                (150,000)   1,628,026
Conversion of preferred    748,714        75   (748,714)       (75)                                                              -
stock
Common stock to be                                                                                             78,703       78,703
issued
Loss for the period              -         -          -           -         -  (1,993,327)           -              -   (1,993,327)
                         ----------------------------------------------------------------------------------------------------------

Balance, December 31,   18,093,615     1,810    102,592          10 10,795,642 (6,757,650)     465,000        138,703    4,643,515
1999

Issuance of common stock 7,862,215       786                         1,348,289                                (78,703)   1,270,372
Conversion of preferred     14,163         1    (14,163)         (1)
stock
Common stock to be                                                                                            137,000      137,000
issued
Loss for the period              -         -          -           -          - (1,737,042)           -              -   (1,737,042)
                         ----------------------------------------------------------------------------------------------------------

Balance, December 31,   25,969,993    $2,597     88,429         $ 9 $12,143,931$(8,494,692)   $465,000       $197,000   $4,313,845
2000                    ===========================================================================================================



    The accompanying notes are an integral part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

               CONSOLIDATED STATEMENT OF CASH FLOWS For the years
                        ended December 31, 2000 and 1999
                                                                 Period from
                                                                  August 25,
                                                                     1997
                                    Year Ended     Year Ended    (inception)
                                   December 31,   December 31,   to December
                                       2000           1999         31, 2000
                                       ----           ----             ----
Operating activities:
   Net loss for period              $(1,737,042)  $(1,993,327)   $(8,494,692)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Amortization of intangible
      assets                            671,575       675,200      2,015,596
     Depreciation                        15,450        17,832         55,755
     Gain on sale of investment        (154,430)            -       (154,430)
     Interest expense recovery          (64,373)            -        (64,373)
     Investment valuation reserve             -             -      1,034,013
     Stock based compensation                 -             -        465,000
     Shares issued, or to be
      issued for services               111,622       113,793        435,435
     Changes in operating assets
      and liabilities:
     Accounts receivable                  2,635        19,788          5,270
     Prepaid expenses, deposits
      and other current assets           (1,306)        8,598        (11,185)
     Accounts payable and accrued
      liabilities                        18,171      (219,570)       730,946
                                    -----------     ---------     ----------

   Net cash used in operating
    activities                       (1,137,698)   (1,377,686)    (3,982,665)
                                      ---------     ---------      ---------

Investing activities:
   Acquisition of property and
    equipment                                 -             -        (47,351)
   Proceeds from sale of
investments                           1,511,087             -      1,511,087
   Acquisition of investments                 -      (172,907)    (1,288,171)
   Purchase price consideration
    payments                            (70,000)     (380,000)      (800,000)
   Business acquisitions, net of
    cash required                             -             -        (31,350)
   Advances on notes receivable      (1,315,000)            -     (1,315,000)
   Principal received on notes
    receivable                          637,958             -        637,958
                                     ----------      --------     ----------

   Net cash provided by (used in)
    investing activities                764,045      (552,907)    (1,332,827)
                                     ----------     ---------      ---------

Financing activities:
   Proceeds from capital
    contributions                       818,500     1,089,326      4,476,010
   Share subscriptions received               -       133,610        133,610
   Borrowings under loans payable       210,000             -        557,074
   Advances from related parties                      476,511        926,042
   Payment of loans                    (674,843)     (100,000)      (774,843)
                                     ----------    ----------     ----------

   Net cash provided by financing
    activities                          353,657     1,599,447      5,317,893
                                     ----------     ---------      ---------

Net increase (decrease) in cash
  during the period                     (19,996)     (331,146)         2,401
Cash at beginning of period
                                         22,397       353,543              -
                                    -----------    ----------        -------

Cash at end of period              $      2,401      $ 22,397     $    2,401
                                    ===========         =====    ============

    The accompanying notes are an integral part of the financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

The Company's financial statements for the years ended December 31, 2000 and 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $1,475,667 and $1,993,327 for the years ended December 31, 2000 and 1999, and as of December 31, 2000 and 1999 had a working capital deficiency of $1,581,385 and $2,207,593, respectively. The Company is still a development stage enterprise and is expected to incur substantial losses and expenditures prior to the commencement of full-scale operations in future years. The Company's working capital at December 31, 2000 will not be sufficient to meet such commitments. Management recognizes that the Company must obtain additional financial resources or consider a reduction in operating costs to enable it to continue operations with available resources and to commercialize its investments in the intellectual properties and patents relating to its two major assets - Rainbow 21 and Fortune Poker. The Company is pursuing licensing approvals for its technologies in various U.S. states. In addition to the development of its current technologies, the Company is evaluating opportunities that would generate immediate cash flow for the Company.

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

Financial Instruments

Amounts reported for cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, loans payable and purchase consideration payable are considered to approximate fair value primarily due to their short maturities. The investment in Genesis Marketing and Development, LLC (GMAD), a private company, is recorded at cost. No readily available data upon which to ascertain the current value of this investment was available as of the date of these financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation which will effect reported net income; or 2) to follow the existing accounting rules for stock-based compensation but disclose what the impact would have been had the fair value method been adopted. The Company elected the disclosure option (see Note 10).

Computation of Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 2000 and 1999, the diluted loss per share will be equivalent to the basic loss per share since the company is in a loss position.

NOTE 3 - BUSINESS ACQUISITIONS

Fortune Entertainment Corporation (Bahamas)

On October 14, 1997 the Company acquired all of the issued and outstanding share stock of Fortune Entertainment Corporation (Bahamas), ("FECB"), for the following Consideration:

                                                 # of shares           $
                                                 -----------        --------
Purchase price                                                     $1,542,657

Consideration given:
Common Stock                                       1,094,464          385,665
Series A Preferred Stock                           1,094,464          385,664
Series B Preferred Stock                           1,094,464          385,664
Series C Preferred Stock                           1,094,464          385,664
                                                   ---------       ----------
      Total                                        4,377,856       $1,542,657
                                                   =========        =========

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

Details of this acquisition are as follows:
                                                 # of shares           $
                                                                    --------
Original purchase price                                            $5,106,986
                                                                    =========

Composition of purchase price:
   Investment in Fortune Poker acquired in
the FECB acquisition                                              $   321,986
   Cash payments                                                    3,375,000
   Common shares of Fortune Entertainment
    Corporation common stock @ $2.00 per share       705,000        1,410,000
                                                     -------        ---------

         Total                                       705,000       $5,106,986
                                                     =======        =========

All of the common shares of Fortune Entertainment Corporation were issued at an ascribed value of $2.00 per share, that being the guaranteed amount pursuant to the "top-up-provision" and accounted for pursuant to Emerging Issues Task Force Abstract 97-15.

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

During the year ended December 31, 1998, the Company elected to settle a portion of the cash payments due by issuing 1,142,500 shares valued at $2.00 per share in addition to the 705,000 shares issued pursuant to the original purchase agreement. Of the remaining balance due, $705,000 is outstanding at December 31, 1998. In consideration of an additional fee of $146,000 and 100,000 shares of the Company's common stock the Agreement was amended four times in 1998. These amounts, aggregating $200,000, have been expensed and are included in office and miscellaneous at December 31, 1998.

During the year ended December 31, 1999, the agreement was further amended whereby the Company agreed to issue no shares of commons stock to the Danton Group but paid the Danton Group $300,000.

During the year ended December 31, 2000, the agreement was further amended as follows:

   The Company issued 4,700,000 shares of common stock to the Danton Group in 2000 and paid the Danton Group $70,000 and assumed a $250,000 loan which was originally payable by William Danton (see notes 8 and 9) in 2000. There is no remaining balance due at December 31, 2000.

The agreement with the Danton Group further requires the Company to pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company with respect to the Fortune Poker game, and until the expiration of the Patent, or any renewals or extensions of the Patent, issue additional shares of its common stock to the Danton Group in an amount determined by the following formula:

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

The Company has agreed to register for public sale the shares of its common stock issued pursuant to this agreement within 180 days of their issuance.

The acquisition of Fortune Poker included the assumption of a Manufacturing Agreement. As amended April 24, 1998, the Manufacturing Agreement provides Amusement World, Inc. with the exclusive right to manufacture Fortune Poker terminals for the Company until April 23, 2008. The cost to the Company for each terminal will range from $2,700 to $3,600 depending upon the type of terminal ordered by the Company. The cost of the terminals will increase based upon increases in the Consumer Price Index. Although the Manufacturing Agreement provides that a minimum of 333 terminals are required to be purchased from Amusement World during each of the twelve month periods ending April 23, 1999, 2000 and 2001 and as of December 31, 2000, no terminals have been purchased. The agreement relates to class II devices which are not yet approved.

Team Rainbow, Inc.

Pursuant to an Asset Acquisition Agreement (the "Agreement") effective July 31, 1998, with Team Rainbow Inc. ("TRI"), the Company purchased all of the rights, assets and business of TRI for the following consideration:

                                                 # of Shares         $ Amount
                                                                     --------
Original purchase price                                            $1,035,000
                                                                    =========

Composition of purchase price:
   Cash                                                          $     22,500
   by July 31, 1999                                                    50,000
   by July 31, 2000                                                   150,000
   by July 31, 2002                                                   250,000
   Common shares to be issued by July 31, 1998       250,000          562,500
                                                     -------       ----------
      Total                                          250,000       $1,035,000
                                                     =======        =========

The Company paid the $22,500 in cash and agreed to pay a total of $250,000 in equal quarterly installments over the four-year period ending July 31, 2002. In addition, as noted in Note 4, a further minimum amount of $200,000 is required to be paid by July 31, 2000.

TRI holds a patent on a multi-positional blackjack game known as "Rainbow 21." All of the common shares were issued at an ascribed value of $2.25 per share being the guaranteed amount pursuant to Note 4 and accounted for pursuant to Emerging Issues Task Force Abstract 97-15. The entire purchase price has been allocated to the Intellectual Property (see Note 4).

During 1999, in completion of the transfer of the assets relating to Rainbow 21 Game, the Company paid TRI $80,000 and issued TRI 500,000 shares of its common stock.

The Company's agreement with TRI was amended on October 13, 1999 in which 500,000 shares would be issued to TRI with no further payments of any kind to be due to TRI. The only existing agreement with TRI, as outlined in the October 13, 1999 amendment, states that the Company guarantees the FEC shares will have a value of $2.00 per share by August 1, 2000 or the Company will issue cash or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of FEC's stock was $0.41 per share. The agreement with TRI is currently under renegotiation and as such no cash or shares of stock have been issued or liability recorded as of December 31, 2000. Two officers of FEC own 30% of TRI. (See Note 12).

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

Any payments made pursuant to the above will be recorded as additional consideration.

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

Rainbow 21

Pursuant to the TRI acquisition as discussed in Note 3, the Company has the following obligations:

1. If during the last five trading days of July 2000, the simple average closing price for the shares traded on the public market ("Market price") does not equal or exceed $2.00 per share, the Company must either.
a. pay TRI the difference between $1,000,000 (500,000 shares @ $2.00) less an amount equal to 500,000 shares multiplied by the Market Price as of August 1, 2000 (the "Difference"); or

----------
b. deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.
2. To pay TRI in quarterly installments, the greater of $50,000 or 10% of the net revenues from Rainbow 21 for the twelve months ended July 31, 1999.
3. To pay TRI in quarterly installments, the greater of $150,000 or 10% of the net revenues from Rainbow 21 for the twelve month period ended July 31, 2000.

Any further stock issued pursuant to [1] above will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.00 per share. The minimum payments under [2] to [3] above have been recorded as consideration payable. Any further payments will be recorded as additional consideration. The entire purchase price has been allocated to Intellectual Property.

NOTE 5 - NOTE RECEIVABLE

During fiscal 2000, the Company loaned $910,000 to Xertain, Inc., a related party. The loan is evidenced by a promissory note dated June 13, 2000 and due June 13, 2002 with an initial interest rate of 7% per annum, which has subsequently been increased to 10% per annum by verbal agreement of the parties. The balance has been reduced to $507,042 through cash payments of $155,000 and the application of charges of $284,031 from Xertain, Inc., under an occupancy and cost sharing agreement. Accrued interest of $36,073 has been added to the principal. (See Note 8).

NOTE 6 - INVESTMENTS

Investments consist of the following:
                                                       2000             1999
                                                       ----             ----
Sega Gaming Technology, Inc.                   $              -    $1,356,658
Genisis Marketing and Development, LLC               600,000                -
Advanced Gaming Technology, Inc.                   1,034,013        1,034,013
Less valuation reserve                            (1,034,012)      (1,034,012)
                                                   ---------        ---------
                                                 $   600,001       $1,356,659
                                                  ==========        =========

Sega Gaming Technology, Inc. ("SGT"') was a subsidiary of the parent Sega (Japan) which subsequently underwent a management buyout. The investment in SGT was the Company's first initiative to form a joint venture company with SGT in the future, whereby the Company will market its technology under SEGA's brand name.

In 1999, the Company acquired 57,636 shares of the common stock of SEGA Gaming Technology, Inc. (SGTI), a Nevada Corporation for $172,907. The 188,886 shares which the Company owned in SGTI represented 17% of SGTI's issued and outstanding common stock. SGTI was incorporated in 1995 and through a licensing agreement with SEGA of Japan (SEGA), has the exclusive rights to market certain multi-player gaming machines of SOJ in various areas of the world.

In 2000, the Company sold its interest in SGTI to SEGA Enterprises, LTD for $8.00 per share for a total of $1,511,188.

In 2000, the Company acquired a 10% interest member interest (2% of Class A member interest and 8% of Class B member interest) in Genesis Marketing and Development, LLC (GMAD), a Maine limited liability company. The Company issued 1,200,000 shares of its common stock in exchange for its interest in GMAD. GMAD holds the marketing rights to a non-invasive glucose monitor that is currently awaiting FDA approval.

Advanced Gaming Technology, Inc. ("AGT") was engaged in the business of designing and developing electronic bingo products. During the 1997 year, AGT filed for chapter 11 bankruptcy protection in the state of Nevada.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following of:
                                                      December 31, 2000
                                                                  Accumulated
                                                       Cost      depreciation
Furniture and equipment                              $94,487          $38,528
Computer equipment and software                       12,381           12,381
Leasehold improvements                                 6,251            4,514
                                                   ---------          -------
                                                           $          $55,423
                                                                       ======
      Net property and equipment                           $57,696
                                                            ======
                                                      December 31, 1999
                                                                  Accumulated
                                                       Cost      depreciation
Furniture and equipment                            $  94,487          $26,647
Computer equipment and software                       12,381           10,200
Leasehold improvements                                 6,251            3,126
                                                   ---------          -------
                                                    $113,119         $ 39,973
                                                   =========         ========
      Net property and equipment                           $73,146
                                                            ======

NOTE 8 - RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2000 and 1999 the amounts due from related parties of $170,000 and $-0-, respectively, consist of notes from William Danton, a former officer and director of the Company. Interest is at 10% and the notes are due December 31, 2001.

The amounts due to related parties of $916,025 and $1,072,491 for the years ended December 31, 2000 and 1999, respectively, consist of advances from and unpaid management fees and other costs charges by companies controlled by certain current or former officers, directors or stockholders. Subsequent to December 31, 2000 the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000.

On June 13, 2000, Fortune Entertainment Corporation entered into an agreement with Xertain Inc. whereby the Company agreed to advance Xertain Inc. the principal sum of $910,000. Interest is at 10% per annum and the note is due on June 13, 2002. The outstanding balance of the note receivable was $507,042 at December 31, 2000. Xertain Inc. and the Company were under common management of the same individual for a certain period of time in 2000.

During 2000, the Company shared office space with Xertain Inc. Pursuant to the terms of an informal agreement, Fortune Entertainment Corporation agreed to reimburse Xertain Inc. for rent, utilities, office personnel and miscellaneous costs. In 2000, $229,128 of reimbursed expenses were incurred and applied as a reduction of the note receivable balance.

For the years ended December 31, 2000 and 1999, management fees of $217,180 and $255,000, respectively, were charged by companies controlled by certain current and former directors.

For the years ended December 31, 2000 and 1999, consulting fees of $368,267 and $37,656, respectively, were charged by certain directors.

The Company rented its office space in Biddeford, ME from an officer of the corporation until June 2000. Monthly rent expense was $1,000. The Company, which was a tenant-at-will, incurred rent expense of $9,000 for the year 2000.

On June 8, 2000, the Company entered into an assumption and modification agreement and assumed a loan in the amount of $250,000 from a director of the Corporation. This debt is included in loans payable (See Note 9).

NOTE 9 - LOANS PAYABLE

Loans payable consist of the following as of December 31:
                                                        2000            1999
                                                        ----            ----
Saco & Biddeford Savings Institution, with an
   original due date of July 1, 2000                $250,000    $           -
B. Benedet Holdings, Inc., with an original
   due date of April 15, 2000                              -          320,000
Caulfield Management Ltd., with an original
   due date of June 30, 1999, with interest at
   12%.                                               50,000           50,000
                                                    --------         --------
                                                    $300,000         $370,000
                                                     =======          =======

Interest accrued during the years ended December 31, 2000 and 1999 amounted to $18,000 and $20,219, respectively.

The Company is currently in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note.

The loan from Saco & Biddeford Savings Institution in the amount of $250,000 was assumed from a director of the Corporation. Under the terms of the assumption and modification agreement, the director is still liable for the debt. (see Note
8).

NOTE 10 - CAPITAL STOCK

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
      Class C:    November 30, 1998

Issued
                                               Number of Shares  Dollar Value
Balance, December 31, 1998                        13,925,256     $  8,718,355

Common Stock:
   Issued for cash
     Pursuant to unit offering                     2,687,695        1,294,233
   Conversion of Series A Preferred Shares            98,000           34,660
   Conversion of Series B Preferred Shares           199,000           70,380
   Conversion of Series C Preferred Shares           451,714          159,757
   Shares  issued for  settlement  of accounts
    payable and expenses                             231,950          113,793
   Shares issued for settlement of loan              500,000          370,000
                                               -------------     ------------

Balance, December 31, 1999                        18,093,615       10,761,178

Common Stock:
   Issued for cash
     Pursuant to unit offering                     1,749,724          755,110
   Conversion of Series A Preferred Shares             4,721            1,670
   Conversion of Series B Preferred Shares             4,721            1,670
   Conversion of Series C Preferred Shares             4,721            1,670
   Shares  issued for  settlement  of accounts
    payable and expenses                             232,491          116,715
   Shares issued for settlement of loan               50,000           17,250
   Shares issued for PVA Settlement                4,700,000                -
   Shares issued for purchase of investment        1,200,000          600,000
   Redemption of shares originally issued in
     settlement of legal fees                        (70,000)        (140,000)
                                                 -----------     ------------

Balance, December 31, 2000                        25,969,993      $12,115,263
                                                  ==========       ==========

                                               Number of Shares  Dollar Value
Class A Preferred stock:
   Balance, December 31, 1998                        130,864        $  46,283
   Shares converted to common stock                  (98,000)         (34,660)
                                                    ---------        --------
   Balance, December 31, 1999                         32,864           11,623
                                                    --------         --------

Class B Preferred stock
   Balance, December 31, 1998                        231,864           82,003
   Shares converted to common stock                 (199,000)         (70,380)
                                                     -------         --------
   Balance, December 31, 1999                         32,864           11,623
                                                    --------         --------

Class C Preferred stock
   Balance, December 31, 1998                        488,578          172,795
   Shares converted to common stock                 (451,714)        (159,757)
                                                     -------          -------
   Balance, December 31, 1999                         36,864           13,038
                                                    --------         --------

       Total preferred stock, December 31,
1999                                                 102,592        $  36,284
                                                     =======         ========

Class A Preferred stock:
   Balance, December 31, 1999                         32,864        $  11,623
   Shares converted to common stock                   (4,721)          (1,670)
                                                   ---------         --------
   Balance, December 31, 2000                         28,143            9,953
                                                    --------         --------

Class B Preferred stock
   Balance, December 31, 1999                         32,864           11,623
   Shares converted to common stock                   (4,721)          (1,670)
                                                   ---------         --------
   Balance, December 31, 2000                         28,143            9,953
                                                    --------        ---------

Class C Preferred stock
   Balance, December 31, 1999                         36,864           13,038
   Shares converted to common stock                   (4,721)          (1,670)
                                                   ---------         --------
   Balance, December 31, 2000                         32,143           11,368
                                                    --------         --------

       Total preferred stock, December 31,
2000                                                  88,429        $  31,274
                                                    ========         ========

As of December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 300,000 common shares and 300,000 common share purchase warrants. In addition, pursuant to the amended agreement referred to in Note 3, the Company is required to issue 100,000 common shares at a value of $60,000.

As of December 31, 2000, the Company had received cash in the amount of $37,000 representing subscriptions received for the issuance of 150,000 shares of common stock.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                No. of common
                                               shares issuable

Balance, December 31, 1998                         3,890,000
Options cancelled                                   (900,000)
Options expired                                   (1,030,000)
                                                   ---------
Balance, December 31, 1999                         1,960,000
Options issued                                     1,000,000
Options cancelled                                          -
Options expired                                     (400,000)
                                                   ---------
Balance, December 31, 2000                         2,560,000
                                                   =========

At December 31, 1999, the following options were outstanding:

  No. of common
 shares issuable   Exercise price  Date of expiry
 ---------------   --------------  --------------
      435,000             $0.30    October 14, 2002
      525,000              0.90    May 22, 2003
 **   200,000              1.50    May 14,2000
 **   200,000              2.00    May 14, 2000
      600,000              0.75    Option in full force until termination of
   ----------                      consulting agreement
    1,960,000

**These options are only exercisable if, on the date of exercise, the share price is at least twice the exercise price.

At December 31, 2000, the following options were outstanding:

No. of common
shares issuable    Exercise price    Date of expiry

      435,000          $.30         October 14,2002
      525,000           .90         May 22, 2003
      600,000           .75         Option in full force until termination of
                                      consulting agreement
  *   500,000           .20         April 30, 2010
  *   500,000           .10         April 30, 2010
   ----------
    2,560,000

* The exercise of these options are subject to restrictions such as length of employment and issuance of a Nevada gaming license to the Company.

At December 31, 1999, common share purchase warrants outstanding were as follows:

No. of common
shares issuable   Exercise price   Date of expiry
---------------   --------------   --------------
    2,825,000        0.50          March 30, 2003
      200,000        0.50-0.60     April 8, 2000 - July 16, 2001
      433,333        0.75          August 20, 2000 - August 20, 2001
      300,000        0.75          July 17, 2000
    1,270,000        0.60          November 18, 2000 - December 15, 2000
    ---------
    5,028,333

At December 31, 2000, common share purchase warrants outstanding were as follows:

No. of common
shares issuable   Exercise price   Date of expiry
---------------   --------------   --------------
    2,825,000        0.50          March 30, 2003
      200,000        0.50-0.60     April 8, 2000 - July 16, 2001
      433,333        0.75          August 20, 2000 - August 20, 2001
   ----------
    3,458,333

During the period, -0- warrants were issued, none were exercised and 1,570,000 warrants expired.

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

                                                       2000             1999
                                                       ----             ----
Loss                              As reported     (1,737,042)      (1,993,327)
                                  Pro forma       (1,737,042)      (1,993,327)

Basic and diluted loss per share  As reported           (.08)           (0.12)
                                  Pro forma             (.08)           (0.12)

The basic and diluted loss per share for the period ended December 31 is based on the following:

                                                 December 31,    December 31,
                                                     2000            1999
                                                     ----            ----
Net loss for the period                           $(1,737,042)     $(1,993,327)
Weighted  average number of common shares used
  in computation                                   22,127,315       16,486,385
Basic and diluted loss per share                        (0.08)           (0.12)

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

During the year ended December 31, 2000, the Company settled legal fees and miscellaneous payables of $133,965 by issuing 282,491 shares of common stock valued from $.034 - $.50 per share without warrants; similarly, the Company issued 4,700,000 shares valued at $-0- per share in payment of the top-up provision due to the Danton Group, also without warrant.

On August 15, 2000, the shareholders voted to increase the Company's capitalization to 40,000,000 shares of common stock. The Company is in the process of filing the appropriate documents with the State of Delaware and as such only 30,000,000 shares are authorized at December 31, 2000.

NOTE 11 - INCOME TAXES

At December 31, 2000 the Company has a U.S. tax net operating loss approximating $6,805,000, which will begin to expire in 2012 if not utilized. The Company may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

The Company has non-U.S. tax net operating losses of approximately $569,000 resulting from operations in Canada. Of these losses, $130,000 will expire in 2004 and $439,000 in 2005.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

NOTE 11 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:
                                                       2000             1999
                                                       ----             ----
Deferred tax assets:
   Net operating loss carryforwards               $2,800,000       $1,808,000
   Depreciation/amortization                          14,000           32,000
   Other                                              11,000          105,000
                                                 -----------       ----------
   Total deferred tax assets                       2,825,000
   Valuation allowance                            (2,825,000)      (1,945,000)
                                                   ---------        ---------
   Net deferred taxes                          $           -     $          -
                                                 ===========       ==========

The change in valuation allowance for December 31, 2000 and 1999 was $880,000 and $675,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments

On March 31, 2000 the Company entered into a lease agreement for office space at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada. The lease was terminated without penalty on September 30, 2000. Rent expense on this lease was $19,087 for 2000.

As discussed in Note 3, the amended agreement dated October 13, 1999, between the Company and TRI states that the Company guarantees that the Fortune Entertainment Corporation shares will have a value of $2.00 per share by August 1, 2000 or the Company will issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of Fortune Entertainment Corporation's stock was $.041 per share. The agreement with TRI is currently under renegotiation and as such no cash or shares of stock have been issued or liability recorded as of December 31, 2000. Under the terms of the current agreement, The Company may satisfy this obligation either by the issuance of common stock or by a cash payment of $795,000 (500,000 shares at $1.59). The agreement is still under renegotiation as of the date of these financial statements.

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

During 2000, the Company issued stock for payment of debt in the amount of $17,250. During 2000, the Company issued stock for the purchase of investments in the amount of $600,000

Interest paid                                        $30,000
                                                      ======
Income taxes paid                               $          -
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

At the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate that date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the vesting schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceased to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors payment of the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

The Board of Directors of the Company may at any time, and from time to time, amend, terminate or suspend one or more of the Plans in any manner it deems appropriate provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval, make any amendment which would materially modify the eligibility requirements of the Plans, increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company, reduce the minimum option price per share, extend the period for granting options or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provision of the Employee Retirement Income Security Act of 1974.

The following sets forth certain information as of December 31, 2000 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.


                                        Shares
                       Total Shares   Reserved for     Shares       Remaining
                         Reserved     Outstanding     Issued as   Options/Shares
     Name of Plan       Under Plan      Options      Stock Bonus    Under Plan
     ------------             ----      -------      -----------    ----------
Incentive Stock
  Option Plan            2,000,000            -              N/A    2,000,000
Non-Qualified Stock
  Option Plan            5,000,000    1,575,000              N/A    4,000,000
Stock Bonus Plan           500,000          N/A                -      500,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Date: June 15, 2001 FORTUNE ENTERTAINMENT CORPORATION


                                  By: /s/ Douglas Sanderson
                                      -------------------------------------
                                      Douglas Sanderson, Chief Executive Officer
                                      and Principal Financial Officer

    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Douglas Sanderson
Douglas Sanderson                   Director              June 15, 2001


/s/ Theodore Silvester
Theodore Silvester, Jr.             Director              June 15, 2001


/s/ Dick Anagnost
Dick Anagnost                       Director              June 15, 2001