Form 10QSB
period 2001-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2001-06-22
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended march 31, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-23859


                        FORTUNE ENTERTAINMENT CORPORATION

              Delaware                                      88-0405437
          ---------------                                   ----------
State or other jurisdiction of incorporation             (I.R.S.) Employer
                                                         Identification No.

                        Fortune Entertainment Corporation
                            333 Orville Wright Court
                               Las Vegas, NV 89119
                        ----------- --------------------
                     Address of principal executive offices

                                 (702) 614-6124
                   -------------------------- ---------------
               Registrant's telephone number, including area code

                                       N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                           No    ________
                  ------------------

      As of June 15, 2001 the Company had 27,302,043 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                         March 31, 2001       December 31, 2000
ASSETS
Current assets
   Cash                                   $   6,819                $  2,401
   Due from related party                   170,000                 170,000
   Prepaid expenses and other current
      assets                                  5,544                   5,544
                                            ---------             ---------
Total current assets                        182,363                 177,945

Deposits                                      5,642                   5,641
Investments - at cost                       600,000                 600,001
Note receivable - related party             497,136                 507,042
Property and equipment - net                 54,696                  57,696
Goodwill - net                              401,136                 416,436
Intellectual property - net               4,155,239               4,308,414
                                          ---------             -----------
TOTAL ASSETS                             $5,896,212              $6,073,175
                                         ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities    645,359           $     543,305
Due to related parties                      250,000                 916,025
Loans payable                               325,000                 300,000
                                         ----------             -----------
Total current liabilities                 1,220,359               1,759,330
                                          ---------               ---------

Total liabilities                         1,220,359               1,759,330

SHAREHOLDERS' EQUITY
Common stock, $ 0.0001 par value,
30,000,000 authorized, 27,302,043
and 25,969,993 shares issued and
outstanding, respectively                     2,730                   2,597

Preferred stock $0.0001 par value,
convertible Class A, B and C Preferred
stock; 5,000,000 shares authorized,
32,864; 32,864; 36,864 shares issued
and outstanding                                   9                       9

Additional paid in capital               12,809,823              12,143,931
Shares to be issued                         197,000                 197,000
Stock Based Compensation                    465,000                 465,000
Accumulated deficit                      (8,798,709)             (8,494,692)
                                         -----------             -----------

Total shareholders' equity                4,675,853               4,313,845
                                          ---------              ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $5,896,212             $ 6,073,175
                                         ==========             ===========


The accompanying notes are an integral part of the consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)
                  CONDENSED STATEMENTS OF OPERATIONS & DEFICIT
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)



EXPENSES                                         2001              2000
                                                -----              ----

   Amortization of intangible assets        $  168,475        $  168,800
   Depreciation                                  3,000             4,458
   Bank charges and interest                     7,226            25,997
   Salaries and consulting fees                 70,050            50,609
   General and administration                       --            49,934
   Legal and accounting                         25,500            40,492
   Management fees                              22,500            20,000
   Office and miscellaneous                     19,056            24,576
   Rent                                             --            13,527
   Travel promotion and entertainment              804             8,711
                                            ----------          --------
   Total expenses                              316,611           407,104

INTEREST INCOME                                 12,594                --
                                                ------       -----------

LOSS FOR THE PERIOD                            304,017           407,104

DEFICIT, BEGINNING OF PERIOD                 8,494,692         6,757,650
                                             ---------         ---------

DEFICIT, END OF PERIOD                      $8,798,709       $ 7,164,754
                                            ==========       ===========

BASIC AND DILUTED LOSS PER SHARE        $         0.01    $         0.02

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 26,630,018        18,664,115








The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                        CONDENSED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                 2001             2000
                                                -----             ----
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss for the period                     $ (304,017)        $ (407,104)
Adjustments to reconcile net loss
to net cash used in operating activities:

Amortization of intangible assets              168,475            168,800
Depreciation                                     3,000              4,458
Accrued interest on note receivable
- related party                                (12,594)                --

Changes in operating assets and liabilities:
   Accounts receivable                              --              2,635
   Accounts payable and accrued liabilities    102,054            (36,768)
                                             ---------          ----------

NET CASH USED IN OPERATING ACTIVITIES          (43,082)          (267,979)
                                               --------         ----------

INVESTING ACTIVITIES:                               --                 --

FINANCING ACTIVITIES:

Loans from (repayments to) unrelated parties    25,000           (100,000)
Advances from (payments to) related parties     22,500               (532)
Proceeds from capital contributions                 --            554,852
                                            ----------            -------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                   47,500            454,320
                                                ------            -------

NET INCREASE (DECREASE) IN CASH
DURING PERIOD                                    4,418            186,341

CASH AT BEGINNING OF PERIOD                      2,401             22,397
                                                 -----           --------

CASH AT END OF PERIOD                           $6,819        $   208,738
                                                ======        ===========



     The accompanying notes are an integral part of the condensed financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

      The Company has not, to date, generated any revenues from its operations. Accordingly, the Company has, since inception, funded its operations and capital expenditures primarily through private placements of debt and equity securities.

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

      During the period ending December 31, 2001 the Company plans to license the right to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

      During the twelve months ending December 31, 2001, the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $550,000

      Capital required for joint ventures in Peru
          and Philippines                          3,000,000

      Payment of accounts payable                    400,000

      Other                                           50,000
                                                  ----------

                                                  $4,000,000

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2001 the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 1,332,050 shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

      During the quarter ending March 31, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Fortune Entertainment Corporation


Date:  June 20, 2001             By   /s/ Douglas Sanderson
                                      ------------------------------------
                                          Douglas R. Sanderson
                                          Chief Executive Officer and Principal
                                          Financial Officer