Form 10QSB
period 2001-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2001-08-15
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended JUNE 30, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to      .

      Commission File Number 0-23859


                        FORTUNE ENTERTAINMENT CORPORATION

        Delaware                                             88-0405437
-------------------------                              -------------------
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

            Yes             X                        No    ________
                  ------------------

As of June 30, 2001 the Company had 27,302,043 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                         June 30, 2001        December 31, 2000
ASSETS
Current assets
   Cash                                   $   4,027                $  2,401
   Due from related party                   170,000                 170,000
   Prepaid expenses and other current
    assets                                       -0-                  5,544
                                            -------------         ---------
Total current assets                        174,027                 177,945

Deposits                                      5,642                   5,641
Investments - at cost                       600,000                 600,001
Note receivable - related party             446,437                 507,042
Property and equipment - net                 51,696                  57,696
Goodwill - net                              385,836                 416,436
Intellectual property - net               4,002,063               4,308,414
                                          ---------             -----------

TOTAL ASSETS                             $5,665,701              $6,073,175
                                         ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities    687,953           $     543,305
Due to related parties                      250,000                 916,025
Loans payable                               340,000                 300,000
                                         ----------             -----------
Total current liabilities                 1,277,953               1,759,330
                                          ---------               ---------

Total liabilities                         1,277,953               1,759,330

SHAREHOLDERS' EQUITY
Common stock, $ 0.0001 par value,
 30,000,000 authorized, 27,302,043
 and 25,969,993 shares issued and
 outstanding, respectively                    2,730                   2,597

Preferred stock $0.0001 par value,
 convertible Class A, B and C
 Preferred stock; 5,000,000 shares
 authorized, 28,143; 28,143; 32,143
 shares issued and outstanding                    9                       9

Additional paid in capital               12,809,823              12,143,931
Shares to be issued                         197,000                 197,000
Stock Based Compensation                    465,000                 465,000
Accumulated deficit                      (9,086,814)             (8,494,692)
                                         -----------             -----------

Total shareholders' equity                4,387,748               4,313,845
                                          ---------              ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $5,665,701             $ 6,073,175
                                         ==========             ===========

The accompanying notes are an integral part of the condensed consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)



                                         Three Months          Six Months
                                         Ended June 30        Ended June 30
                                         -------------        -------------
                                       2001       2000      2001         2000
                                       ----       ----      ----         ----
EXPENSES
 Amortization of intangible assets  $168,475   168,800   $ 336,950     337,600
   Depreciation                        3,000     4,458       6,000       8,916
   Bank charges and interest             147    23,712       7,373      49,709
   Salaries and consulting fees       76,850   169,382     146,900     219,991
   General and administration             --     3,754          --      38,658
   Legal and accounting               25,437   104,497      50,937     144,989
   Management fees                    22,500        --      45,000      20,000
   Office and miscellaneous            1,832       995      20,888      22,021
   Rent                                   --     8,494          --      20,135
   Contracted services                    --    14,740          --      35,206
   Travel promotion and entertainment  1,865    16,894       2,669      25,605
                                      ------    ------      ------      ------
   Total expenses                    300,106   515,726     616,717     922,830

Other (income) expense:
   Gain on sale of investment             --  (154,430)         --    (154,430)
   Interest income                   (12,001)  (15,006)    (24,595)    (15,006)
                                    ---------  --------    --------    --------
   Total other (income) expense      (12,001) (169,436)    (24,595)    (169,436)

Loss for the period                  288,105   346,290     592,122     753,394


Deficit, beginning of period       8,798,709 7,164,754   8,494,692   6,757,650
                                    -------- ---------   ---------   ---------

Deficit, end of period         $  9,086,814 $7,511,044  $9,086,814 $ 7,511,044
                               ============ ==========  ==========  ==========

Basic and diluted loss
per share                             (0.01)    ( 0.01)      (0.02)      (0.03)
                               ============ ==========  =========== ===========
Weighted average common shares
Outstanding                      27,390,472  22,630,815 26,724,447  22,062,315
                               =================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                    2001             2000
                                                   -----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period                         $ (592,122)      $ (753,394)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of investments                             --        (154,430)
Amortization of intangible assets                  336,950         337,600
Depreciation                                         6,000           8,916
Shares issued for services rendered                     -0-         82,000
Changes in operating assets and liabilities:
   Accounts receivable                                  -0-          2,635
   Prepaid expenses                                  5,544              -0-
   Accounts payable and accrued liabilities        144,648        (149,636)
                                                   -------        ---------

Net cash used in operating activities              (98,980)       (626,309)
                                                   --------       ---------

INVESTING ACTIVITIES:
Proceeds from sale of investments                       --       1,511,088
Receipts (advances) on loans, net                   60,606        (923,000)
                                                   -------       ---------

Net cash provided by investing activities           60,606         588,088
                                                   -------       ---------

FINANCING ACTIVITIES:
Loans from (repayments to) unrelated parties        40,000        (320,000)
Payments to related parties                             --        (351,911)
Proceeds from capital contributions                     --         718,500
                                             -------------         -------

Net cash provided by financing activities           40,000          46,589
                                                  --------          ------

NET INCREASE (DECREASE) IN CASH
DURING PERIOD                                        1,626           8,368

CASH AT BEGINNING OF PERIOD                          2,401          22,397
                                                   -------         -------

CASH AT END OF PERIOD                              $ 4,027      $   30,765
                                                   =======       =========

     The accompanying notes are an integral part of the condensed financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

1. INTERIM REPORTING

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

     During the period ending December 31, 2001 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru and the Philippines. As of August 13, 2001 the Company had not entered into any joint ventures or binding agreements with any third parties regarding owning or operating casino games in these countries. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru or the Philippines.

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
                                                  ----------

                                                  $4,000,000

     As of August 13, 2001 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     During the six months ended June 30, 2001 the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 1,332,050 shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

     During the quarter ending June 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Fortune Entertainment Corporation


Date:  August 14, 2001      By    /s/ Douglas R. Sanderson
                                 ------------------------------------------
                                 Douglas R. Sanderson
                                 Chief Executive Officer and Principal
                                 Financial Officer