Form 10QSB
period 2001-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2001-11-15
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended SEPTEMBER 30, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to      .

      Commission File Number 0-23859


                        FORTUNE ENTERTAINMENT CORPORATION

               Delaware                                  88-0405437
---------------------------------                    --------------------
State or other jurisdiction                         (I.R.S.) Employer
   of incorporation                                  Identification No.

                        Fortune Entertainment Corporation
                            333 Orville Wright Court
                               Las Vegas, NV 89119
                          ----------------------------
                     Address of principal executive offices

                                 (702) 614-6124
                     -------------------------------------
               Registrant's telephone number, including area code

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

                Yes       X             No    ________
                      --------

      As of September 30, 2001 the Company had 27,302,042 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                         September 30, 2001   December 31, 2000
ASSETS                                     (Unaudited)
Current assets
   Cash                                 $     2,865                $  2,401
   Due from related party                         -                 170,000
   Prepaid expenses and other
       current assets                         1,888                   5,544
                                            ------------          ---------
Total current assets                          4,753                 177,945

Deposits                                      5,641                   5,641
Investments - at cost                       600,001                 600,001
Note receivable - related party             457,692                 507,042
Property and equipment - net                 47,393                  57,696
Goodwill - net                              370,536                 416,436
Intellectual property - net               3,848,889               4,308,414
                                       ------------             -----------

TOTAL ASSETS                            $ 5,334,905              $6,073,175
                                        ===========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued
    liabilities                        $    800,002             $   543,305
Due to related parties                       80,000                 916,025
Loans payable                               340,000                 300,000
                                      -------------             -----------
Total current liabilities                 1,220,002               1,759,330
                                       ------------              ----------

Total liabilities                         1,220,002               1,759,330

SHAREHOLDERS' EQUITY
Common stock, $ 0.0001 par value,
  40,000,000 and 30,000,000authorized,
  27,302,043 and 25,969,993 shares
   issued and outstanding, respectively       2,730                  2,597

Preferred stock $0.0001 par value,
   convertible Class A, B and C
   Preferred stock; 5,000,000 shares
   authorized, 28,143; 28,143; 32,143
   shares issued and outstanding                  9                      9

Additional paid in capital               12,809,823              12,143,931
Shares to be issued                         197,000                 197,000
Stock Based Compensation                    465,000                 465,000
Accumulated deficit                      (9,359,659)             (8,494,692)
                                      -------------              -----------

Total shareholders' equity                4,114,903               4,313,845
                                     --------------              ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $  5,334,905             $ 6,073,175
                                       ============             ===========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Period from
                                                                                  August 25, 1997
                                     Three Months          Nine Months Ended       (Inception) to
                                  Ended September 30,         September 30,        September 30,
                                 2001         2000         2001          2000          2001
                               --------      -------      ------       -------       --------
 EXPENSES
   Amortization of intangible
      assets                  $ 168,475    $ 168,800    $ 505,425     $ 506,400    $ 2,521,021
   Depreciation                   4,303        4,457       10,303        13,373         66,058
   Bank charges and interest     14,148       24,065       21,521        73,774        260,123
   Salaries and consulting fees  72,900       22,366      219,800       242,357      1,565,194
   General and administration         -       23,896            -        62,554        673,864
   Legal and accounting           2,000       45,233       52,937       190,222      1,123,557
   Management fees                6,000       99,298       51,000       119,298        968,333
   Office and miscellaneous      13,267       10,625       34,155        32,646        483,094
   Rent                               -        7,952            -        28,087        150,882
   Contracted services                -        3,146            -        38,352        101,545
   Stock-based compensation           -            -            -             -        465,000
   Travel promotion and
      entertainment               3,007            -        5,676        25,605        264,658
                                 ------        ------   ----------    ---------     ----------
      Total expenses            284,100      409,838      900,817     1,332,668      8,643,329

Other (income) expense:
   Interest valuation reserve         -            -           -              -      1,034,013
   Gain on sale of investment         -            -           -       (154,430)      (154,430)
   Interest expense recovery          -            -           -              -      (  64,373)
   Foreign exchange                   -            -           -              -     (    4,528)
   Other                              -            -           -              -     (    5,982)
   Interest income              (11,255)     (24,089)    (35,850)     (  39,095)     (  88,370)
                           ------------   ----------    --------    -----------    ------------
   Total other (income)
      expense                   (11,255)     (24,089)    (35,850)      (193,525)       716,330
                               ----------- ----------   ---------   ------------   -----------

Loss for the period          $  272,845    $ 385,749   $ 864,967     $1,139,143    $ 9,359,659
                             ==========    =========   =========     ==========    ===========

Basic and diluted loss
   per share                      (0.03)     ( 0.01)      (0.03)          (0.05)        (0.54)
                             ===========   =========    ========     ===========   ===========

Weighted average common shares
Outstanding                  26,950,895  25,928,422   26,946,696     23,351,015    17,228,851
                             ========== ===========    =========     ==========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Additional                                Common
                                 Common Stock      Preferred Stock     Paid-In   Accumulated   Stock Based    Shares to
                               Shares    Amount   Shares     Amount    Capital     Deficit     Compensation   be issued      Total

 Balance, December 31,
   1996                            -   $    -          -   $     -      $    -     $       -     $       -    $       -   $      -

 Issuance of common stock  4,265,920      427          -         -     390,523             -             -            -     390,950
 Common stock to be issued         -        -          -         -           -             -             -    1,675,000   1,675,000
 Issuance of preferred stock       -        -  3,271,392       327   1,156,665             -             -            -   1,156,992
 Loss for the period               -        -          -         -           -    (1,456,114)            -            -  (1,456,114)
                    ---------------------------------------------------------------------------------------------------------------
 Balance, December 31,
   1997                    4,265,920      427  3,271,392       327   1,547,188   (1,456,114)             -    1,675,000   1,766,828

 Issuance of common stock  7,239,250      724          -         -   7,470,770            -              -   (1,675,000)  5,796,494
 Conversion of preferred
    stock                  2,420,086      242 (2,420,086)     (242)          -            -              -            -           -
 Common stock to be issued         -        -          -         -           -            -              -      210,000     210,000
 Stock-based compensation          -        -          -         -           -            -        465,000            -     465,000
 Loss for the period               -        -          -         -           -   (3,308,209)             -            -  (3,308,209)
                    ------------------------------------------------------------------  -------------------------------------------

 Balance, December 31,
   1998                   13,925,256    1,393    851,306        85   9,017,958   (4,764,323)       465,000      210,000   4,930,113

 Issuance of common
   stock                   3,419,645      342          -         -   1,777,684            -              -     (150,000)  1,628,026
 Conversion of preferred
   stock                     748,714       75   (748,714)    (  75)          -            -              -            -           -
 Common stock to be issued         -        -          -         -           -            -              -       78,703      78,703
 Loss for the period               -        -          -         -           -   (1,993,327)             -            -  (1,993,327)
                       ------------------------------------------------------------------------------------------------------------

 Balance, December 31,
   1999                   18,093,615    1,810    102,592        10  10,795,642   (6,757,650)       465,000      138,703   4,643,515

 Issuance of common
   stock                   7,862,215     786          -          -   1,348,289            -              -     ( 78,703)  1,270,372
 Conversion of preferred
   stock                      14,163       1   ( 14,163)     (   1)          -            -              -            -
 Common stock to be issued         -       -          -          -           -            -              -      137,000     137,000
 Loss for the period               -       -          -          -           -   (1,737,042)             -           -   (1,737,042)
                   ---------------------------------------------------------------------------------------------------------------
  Balance, December 31,
   2000                   25,969,993   2,597     88,429           9  12,143,931  (8,494,692)       465,000      197,000   4,313,845

 Notes payable converted
    to common stock        1,332,050     133          -           -     665,892           -              -            -     666,025
 Loss for the period               -       -          -           -           -   ( 864,967)             -            -   ( 864,967)
                    ---------------------------------------------------------------------------------------------------------------
 Balance,September 30,
     2001 (unaudited)     27,302,043  $2,730    88,429           9   12,809,823  (9,359,659)       465,000     $197,000  $4,114,903
                          ========== =======    ======     =======   ==========  ===========       ========   =========  ==========

                        FORTUNE ENTERTAINMENT CORPORATION
                              (A development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   For the
                                                                  period from
                                                                August 25, 1997
                                            Nine Months Ended   (inception) to
                                              September 30,      September 30,
                                            -----------------   --------------
                                              2001        2000         2001
                                           ---------   ---------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period                    $(864,967) $(1,139,143)  $(9,359,659)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Amortization of intangible assets         505,425      506,400     2,521,021
   Depreciation                               10,303       13,373        66,058
   Gain on sale of investments                     -    ( 154,430)     (154,430)
   Interest expense recovery                       -            -      ( 64,373)
   Investment valuation reserve                    -            -     1,034,013
   Stock-based compensation                        -            -       465,000
   Shares issued, or to be issued for services     -       82,000       435,435
   Management fees paid by reduction of note
     receivable                               45,000            -        45,000
   Accrued interest income on note
     receivable                             ( 35,650)           -      ( 35,650)
Changes in operating assets and liabilities:
   Accounts receivable                             -        2,635         5,270
   Prepaid expenses, deposits and other
      assets                                   3,656            -      (  7,529)
   Accounts payable and accrued
     liabilities                             256,697    ( 108,251)      987,643
                                        ----------------------------------------
Net cash used in operating activities      (  79,536)  (  797,416)   (4,062,201)
                                        -------------   ----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of equipment                           -            -     (  47,351)
Proceeds from sale of investments                  -    1,511,088     1,511,087
Acquisition of investments                         -            -    (1,288,171)
Purchase price consideration payments              -     ( 70,000)   (  800,000)
Business combinations, net of cash required        -            -     (  31,350)
Receipts (advances) on loans                  40,000    ( 923,000)   (1,275,000)
Loan repayments                                    -      211,531       637,958
                                           -------------------------------------
Net cash provided by (used in)
   investing activities                       40,000      729,619    (1,292,827)
                                           ------------------------------------


CASH FLOW FROM FINANCING ACTIVITIES:
Loans from unrelated parties                  40,000            -       660,000
Payments to unrelated parties                      -    ( 320,000)    ( 320,000)
Advances from related parties                      -      718,500       926,042
Payments to related parties                        -    ( 351,911)   (1,074,843)
Proceeds from capital contributions                -            -     4,476,010
Share subscription receivable                      -            -       133,610
Borrowing from loans payable                       -            -       557,074
                                     ------------------------------------------
Net cash provided by financing
   activities                                 40,000       46,589     5,357,893
                                       ----------------------------------------

NET INCREASE (DECREASE) IN CASH
DURING PERIOD                                   464      ( 21,208)        2,865
CASH AT BEGINNING OF PERIOD                   2,401        22,397             -
                               ------------------------------------------------
CASH AT END OF PERIOD                     $   2,865    $    1,189   $     2,865
                                     ==========================================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

1. INTERIM REPORTING
   -----------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2. PRINCIPLES OF CONSOLIDATION
   ---------------------------

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

      During the year ending December 31, 2001 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru and the Philippines. As of November 5, 2001, the Company had not entered into any joint ventures or binding agreements with any third parties regarding owning or operating casino games in these countries. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru or the Philippines.

      During the year ending December 31, 2001 the Company plans to license the right to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

      During the twelve months ending September 30, 2002, the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $550,000

      Capital required for joint ventures in Peru
          and Philippines                          3,000,000

      Payment of accounts payable                    400,000

      Other                                           50,000
                                                  ----------

                                                  $4,000,000

      As of November 5, 2001 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

      Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to remain in operation. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The Company scheduled a special meeting of its shareholders to consider and act upon a proposal to reverse split the Company's common stock on a six-for-one basis. The meeting was convened on October 12, 2001 but was adjourned until November 16, 2001.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      No exhibits are filed with this report

      During the quarter ending September 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Fortune Entertainment Corporation


Date:  November 12, 2001            By   /s/ Douglas R. Sanderson
                                        ---------------------------------------
                                        Douglas R. Sanderson, Chief Executive
                                        Officer and Principal Financial Officer