Form 10KSB
period 2001-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2002-05-22
CIK 1072702

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

                                       OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .
                               ---------------   -----------------

Commission file number 0-30292

                        FORTUNE ENTERTAINMENT CORPORATION
           --------------------- -----------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                88-0405437
 (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)               Identification No.)

    8920 W. Tropicana Ave.
    Suite 102
    Las Vegas, Nevada                                           89147
    --------------------------                           ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (702) 614-6124 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

    Check whether the registrant (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on May 15, 2002, was approximately $1,800,000.

    The registrant's revenues for the year ending December 31, 2001 were $-0-.

    Documents Incorporated by Reference:    None

    As of May 15, 2002, the Registrant had 4,550,341 issued and outstanding shares of common stock.

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

      On February 20, 2002 a six-for-one reverse split of the Company's common stock became effective. Unless otherwise indicated, all information regarding shares issued or options granted prior to February 20, 2002 has not been adjusted to reflect this reverse stock split.

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

      The average trading price of the Company's common stock during the last five trading days in August was $0.41 per share. However as of May 15, 2002 the Company has not issued any additional shares to TRI.

Sega Gaming Technology Inc.

      Prior to May 2000 the Company owned 188,886 shares of the common stock of Sega Gaming Technology, Inc. (SGTI), a Nevada Corporation. These shares were acquired for $1,090,000 in cash and 375,887 shares of the Company's common stock. In May 2000 the Company sold its interest in SGTI to Sega Enterprises, Ltd. for $1,511,088 in cash.

Plan of Operations

      During the period ending December 31, 2002 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru. As of May 15, 2002 the Company had not entered into any joint ventures or binding agreements with any third parities regarding owning or operating casino games in Peru. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru.

      During the period ending December 31, 2002 the Company plans to license the rights to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

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

Employees

      As of May 15, 2002, the Company had two full-time employees.

ITEM 2.  PROPERTIES

      The Company's executive offices are located at 8920 W. Tropicana Ave., Suite 102, Las Vegas, Nevada and consist of 1,050 square feet of space which is rented for $1,856 per month.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 26, 2001 the shareholders of the Company approved a six-for-one reverse split of the Company's common stock. The number of shares voting for, against and abstaining from voting on the reverse split were:

      For:                      17,909,899

      Against:                   1,006,300

      Abstaining:                        6

      The reverse split was effective as of February 20, 2002.

ITEM 5. Market Price of And Dividends on The Registrant's Common Equity And Other Shareholder Matters.

    The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "FETG". The following table presents the high and low closing bid quotations for the Common Stock as reported by the National Quotation Bureau for each quarter beginning May 8, 1998 when the Company's stock was first quoted. The closing bid prices have not been adjusted to reflect the six-for-one reverse split of the Company's common stock since the reverse split did not become effective until February 20, 2002. Such prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.
                                                      Closing Bid
                                             ------------------------------

      Quarter ending                            Low               High

      June 30, 1998                            $ 0.53             $ 2.00
      September 30, 1998                       $ 0.88             $ 1.97
      December 31, 1998                        $ 0.41             $ 0.78

      March 31, 1999                           $ 0.47             $ 1.15
      June 30, 1999                            $ 0.41             $ 0.94
      September 30, 1999                       $ 0.45             $ 0.80
      December 31, 1999                        $ 0.29             $ 0.75

      March 31, 2000                            $0.85              $0.86
      June 30, 2000                             $0.50              $0.75
      September 30, 2000                        $0.26              $0.50
      December 31, 2000                         $0.07              $0.34

      March 31, 2001                            $0.02              $0.03
      June 30, 2001                             $0.03              $0.05
      September 30, 2001                        $0.04              $0.15
      December 31, 2001                         $0.02              $0.03

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

Statement of Operations Data:
----------------------------
                                      Year Ended                     Year Ended
                                   December 31, 2001          December  31, 2000
                                   -----------------          ------------------

Revenues                   $                --         $                 --
General and Administrative
     Expenses                       (5,234,444)                  (2,013,033)
Other Income (Expense)                  71,992                      275,991
                                  ------------                 ------------
 Net (Loss)                         (5,162,522)                 $(1,737,042)
                                    ===========                 ============

Balance Sheet Data:
------------------
                                       December 31, 2001    December 31, 2000

Current Assets                       $           22            $    177,945
Total Assets                              1,118,854               6,073,175
Current Liabilities                       1,301,506               1,759,330
Total Liabilities                         1,301,506               1,759,330
Working Capital (Deficit)                (1,301,484)             (1,581,385)
Shareholders' Equity (Deficit)             (182,652)              4,313,845


      During the year ended December 31, 2000 the Company's sources and use of cash were:

      Cash used in operations                            $(1,137,698)

      Proceeds from sale of stock in Sega Gaming           1,511,088
        Technology

      Loan to related party (net of payments received)      (677,042)

      Repayment of loans (net of amounts borrowed)          (464,843)

      Payments to Danton Group as partial consideration
         for capital stock of PVA                            (70,000)

      Capital contributions                                  818,500

      During the year ended December 31, 2001 the Company's sources and use of cash were:

      Cash used in operations                              $ (82,379)

      Amounts borrowed from related parties                   80,000

Plan of Operations

      During the period ending December 31, 2002 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru. As of May 15, 2002 the Company had not entered into any joint ventures or binding agreements with any third parties regarding owning or operating casino games in Peru. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru.

      During the period ending December 31, 2002 the Company plans to license the rights to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However the Company may not be successful in licensing the rights to either of these games.

      During the twelve months ending December 31, 2002, the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $400,000

      Capital required for joint ventures in Peru    300,000

      Payment of accounts payable                    150,000

      Other                                           50,000
                                                  ----------
                                                    $900,000

      As of May 15, 2002 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the management of the Company:

  Name                   Age               Position

  Douglas Sanderson       56         President, Chief Executive Officer,
                                     Principal Financial Officer and a Director
  Phillip Verrill         55         Chief Operating and Financial Officer
  Theodore Silvester, Jr. 54         Vice President and a Director
  Dick Anagnost           44         Director

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

     Phillip Verrill has been the Company's Chief Operating Officer and Chief Financial Officer since July 2001. Since 1983 Mr. Verrill has been the President and Chief Executive Officer of Pallas Financial Services, Inc., a private financial consulting firm based in Nashville, Tennessee. Between 1997 and 1998 Mr. Verrill was employed by Dean Witter/the Jernigan Group. Between 1984 and 1997 Mr. Verrill was an officer and director of Monitrend Investment Management, Inc., the management company for the Monitrend Mutual Funds.

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

      Douglas Sanderson and Phillip Verrill devote a majority of their time on the Company's business. Theodore Silvester and Dick Anagnost devote only a minimal amount of time to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended December 31, 2001 and 2000.

                                               Other
                                               Annual    Restricted   Options
    Name and           Fiscal   Salary  Bonus  Compen-     Stock      Granted
Principal Position      Year     (1)     (2)   sation (3) Awards (4)    (5)
------------------     -----    ------  -----  ---------- ----------  -------


Douglas R. Sanderson,  2001   $200,000     --         --        --     108,333
President and Chief    2000   $133,336     --         --        --     166,667
Executive Officer since
June 2000

(1) The dollar value of base salary (cash and non-cash) accrued as salary for Mr. Sanderson. As of May 15, 2002 $333,336 of the amounts shown in this column were still due Mr. Sanderson.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock beneficially owned by the officer listed in the table and the value of such shares as of December 31, 2001.

      Name                          Shares               Value

      Douglas Sanderson                 --                   --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table. The shares issuable upon the exercise of the options have been adjusted to reflect the six-for-one reverse split of the Company's common stock which was effective February 20, 2002.

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

8. Options to purchase shares of the Company's common stock upon the following terms.

                 Shares Issuable Upon       Option            Expiration
                 Exercise of Option      Exercise Price         Date
                 --------------------    --------------       ----------

                      83,333                  $0.60              4/30/10

                      83,333                  $1.20              4/30/10

      The options held by Mr. Sanderson were granted pursuant to the Company's Non-Qualified Stock Option Plan. The shares issuable upon the exercise of the options have been adjusted to reflect the six-for-one reverse split of the Company's common stock which was effective February 20, 2002.

      Mr. Sanderson may not exercise options to purchase more than 83,333 shares until Mr. Sanderson either (i) obtains a Nevada Gaming License or (ii) has been employed by the Company for three full years and during such time the Company has not required Mr. Sanderson to obtain a Nevada Gaming License. If Mr. Sanderson voluntarily terminates his employment with the Company he will have 90 days from his last day of employment to exercise his options.

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

Proposed Compensation

      The following shows the amount which the Company expects to pay to Douglas Sanderson and Phillip Verrill during the twelve-month period ending December 31, 2002, and the time which these officers plan to devote to the Company's business.

                                  Proposed           Time to be Devoted
      Name                      Compensation       To Company's Business

      Douglas Sanderson           $200,000                   100%
      Phillip Verrill             $100,000                   100%

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

      Except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended December 31, 2001.

Employment Contracts

      The Company does not have any employment contracts with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

      The Company does not have an Audit Committee or a Compensation Committee.

Stock Options

     The Company issued the following options to its officers and directors in 2001. The shares issuable upon the exercise of the options have been adjusted to reflect the six-for-one reverse split of the Company's common stock which was effective February 20, 2002.



                           Shares Issuable  % of Total Options     Exercise
                  Date of   Upon Exercise     Granted to Employ-   Price       Expiration
Name               Grant      of Option       ees in Fiscal Year   Per Share     Date

Douglas Sanderson  12/10/01     108,333              68%             $0.60      12/10/06
Phillip Verrill    12/10/01      50,000              32%             $0.60      12/10/06
Theodore Silvester 12/10/01      16,666              N/A             $0.60      12/10/06
Dick Anagnost      12/10/01       8,333              N/A             $0.60      12/10/06



Option Exercises in Last Fiscal Year and Option Values



                                                          Number of
                                                          Securities           Value of
                                                          Underlying           Unexercised
                                                          Unexercised          In-the-Money
                                                          Options at           Options at
                                                          December 31,         December 31,
                Shares Acquired                           2001 Exercisable/    2001 Exercisable/
Name            on Exercise (1)      Value Realized (2)   Unexercisable (3)    Unexercisable (4)
-----           ---------------      ------------------   -----------------    -----------------


Douglas Sanderson       --                      --         191,667/83,333            --/--



(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2001.

(2) With respect to options exercised during the Company's fiscal year December 31, 2001, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options. The shares issuable upon the exercise of the options have been adjusted to reflect the six-for-one reverse split of the Company's common stock which was effective February 20, 2002.

(3) The total number of unexercised options held as of December 31, 2001, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2001, the excess of the market value of the stock underlying those options (as of December 31, 2001) and the exercise price of the option. All options held at are presently exercisable.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.
---------------------------

      The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 333,333 shares of the Company's Common Stock. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

Non-Qualified Stock Option Plan.
-------------------------------

      The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 833,333 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan.
----------------

      Up to 83,333 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

Summary.
-------

      The following sets forth certain information as of May 15, 2002, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock. The shares issuable upon the exercise of the options have not been adjusted to reflect the six-for-one reverse split of the Company's common stock which was effective February 20, 2002.

                             Total           Shares                 Remaining
                            Shares     Reserved for     Shares      Option/
                          Reserved     Outstanding     Issued As     Shares
Name of Plan              Under Plan       Options    Stock Bonus  Under Plan

Incentive Stock Option Plan333,333            --          N/A        333,333
Non-Qualified Stock
    Option Plan            833,333       420,883          N/A        412,500
Stock Bonus Plan            83,333           N/A           --         83,333

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 15, 2002, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. All per-share data has been adjusted to reflect the six-for-one reverse split of the Company's common stock which became effective February 20, 3003.

                                       Number of             Percent of
Name and Address                        Shares (1)               Class

Douglas Sanderson                            --                    --
8920 W. Tropicana Ave.
Suite 102
Las Vegas, Nevada  89147

Phillip Verrill                              --                    --
8920 W. Tropicana Ave.
Suite 102
Las Vegas, Nevada  89147

Theodore Silvester, Jr.                 105,833 (2)              2.3%
144 Elm Street, 2nd floor
Suite 16
Biddeford, ME 04005

Dick Anagnost                            25,000                  0.6%
730 Pine Street
Manchester, NH 03104-3108

William Danton                         779,524                  17.1%
209 East Grand Ave.
Old Orchard Beach, ME 04064

Officers and Directors as a            130,833                   2.9%
Group (4 persons)

(1) Excludes shares issuable prior to August 31, 2002 upon the exercise of options granted to the following persons:

                             Shares Issuable
                             Upon Exercise          Option        Expiration
               Name              of Option       Exercise Price  Date of Option

Douglas Sanderson                83,333               $0.60         4/30/10
Douglas Sanderson               108,333               $0.60        12/10/06
Phillip Verrill                  50,000               $0.60        12/10/06
Theodore Silvester, Jr.          20,833               $5.40         5/22/03
Theodore Silvester, Jr.          16,666               $0.60        12/10/06
Dick Anagnost                     8,333               $0.60        12/10/06

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

      As of May 15, 2002 the Company owed William Danton $250,000. The amount owed to Mr. Danton represents accrued salary, loans to the Company, and the remainder ($127,000) due for the sale of PVA. The $250,000 owed to Mr. Danton does not bear interest, is unsecured and is payable on demand. During the year ended December 31, 2000 the Company loaned $170,000 to Mr. Danton. The loan to Mr. Danton bears interest at 10% per year, is unsecured and is due on December 31, 2001.

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

      During the year ended December 31, 2001 the Company issued 1,332,050 (pre-split) shares of its common stock to four persons who were former officers, directors or otherwise affiliated with the Company in settlement of $666,025 owed to these persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number   Exhibit                                              Page Number
------   -------                                              -----------
3.1      Certificate of Incorporation                             (1)
                                                         ----------------------

3.2      Bylaws                                                   (1)
                                                         ----------------------

3.3      Certificate of Designation, preferences and rights
           of Series A preferred Stock                            (1)
                                                         ----------------------

3.4      Certificate of Designation, preferences and rights
           of Series B preferred Stock                            (1)
                                                         ----------------------

3.5      Certificate of Designation, preferences and rights
           of Series C preferred Stock                            (1)
                                                         ----------------------

Number   Exhibit                                               Page Number

10.1     Purchase & Sale Agreement between the Company
           and Video Lottery Consultants,  Inc. for Professional
           Video Associates, Inc. dated September 5, 1997,
           as amended                                             (2)
                                                         ----------------------

10.2     Amendment Agreement dated March 9, 1999 to
           Purchase Sale Agreement dated  September 5, 1997          (2)
                                                           --------------------

10.3     Manufacturing Agreement dated as of April 24, 1997
            between Amusement World, Inc. and VLC, Inc.           (2)
                                                         ----------------------

10.4  Assignment of Manufacturing Agreement dated July 14,
          1998 between Video Lottery Consultants, Inc. &
           Fortune Entertainment Corporation (Bahamas)            (2)
                                                         ----------------------

10.5     Amendments dated September 10, 1998 and
           March 4, 1999, to Manufacturing Agreement
           Dated as of April 24, 1997                             (2)
                                                         ----------------------

10.6     Assignment of Software Release Agreement
           between William M. Danton & Fortune
           Entertainment Corporation (Bahamas)                    (2)
                                                         ----------------------

10.7     Letter Agreement between Team Rainbow,
           Inc. and the Company dated November
           19, 1997, as amended                                   (2)
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

    The Company did not file any reports on Form 8-K during the quarter ending December 31, 2001.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS



                                C O N T E N T S


                                                                         PAGE


INDEPENDENT AUDITORS' REPORT                                               1


BALANCE SHEETS                                                             2


STATEMENTS OF OPERATIONS                                                   3


STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)                             4


STATEMENTS OF CASH FLOWS                                                   5


NOTES TO FINANCIAL STATEMENTS                                           6 - 25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Fortune Entertainment Corporation:

We have audited the accompanying balance sheet of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Fortune Entertainment Corporation as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from August 25, 1997 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated May 17, 2001, expressed an unqualified opinion on those statements. The financial statements for the period August 25, 1997 (inception) through December 31, 2000, reflect total revenue and a net loss of $-0- and $8,494,692, respectively, of the related totals. The other auditors' report has been furnished to us, and or opinion, insofar as it relates to the amount included for such prior period is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Entertainment Corporation as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended, and for the period from August 25, 1997 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the accompanying consolidated financial statements, the Company has not generated any operating revenue, has incurred significant operating losses to date, and has a negative cash flow from operations. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants
New York, New York
May 10, 2002

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                    ----------------------------
                                                        2001              2000
                                                    --------          --------
ASSETS
Current assets
   Cash                                            $      22       $     2,401
   Due from related party                                  -           170,000
   Prepaid expenses and other current assets               -             5,544
                                                 -----------       -----------
Total current assets                                      22           177,945

Deposits                                               5,641             5,641
Investments - at cost                                600,001           600,001
Note receivable - related party                      469,231           507,042
Property and equipment - net of
 accumulated depreciation of $69,160 and $55,423      43,959            57,696
Goodwill - net of accumulated
 amortization and impairment of $613,460 and
 $197,024                                                  -           416,436
Intellectual property - net of accumulated
 amortization and impairment of $6,126,986
 and $1,818,572                                            -         4,308,414
                                                 -----------      ------------
TOTAL ASSETS                                     $ 1,118,854      $  6,073,175
                                                 ===========      ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable and accrued liabilities     $    881,506     $     543,305
   Due to related parties                             80,000           916,025
   Loans payable                                     340,000           300,000
                                               -------------    --------------
Total current liabilities                          1,301,506         1,759,330
                                                ------------     -------------

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock $0.0001 par value,
 convertible Class A, B and C Preferred stock;
 5,000,000 shares authorized, 28,143; 28,143;
 32,143 shares issued and outstanding                      9                 9
Common stock, $ 0.0001 par value,30,000,000 authorized,
    27,302,043 and 25,969,993 shares issued and
    outstanding, respectively                          2,730             2,597
Additional paid-in capital                        13,274,823        12,608,931
Shares to be issued                                  197,000           197,000
Accumulated deficit                              (13,657,214)       (8,494,692)
                                                ------------     -------------
Total shareholders' (deficit) equity           (     182,652)        4,313,845
                                              --------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 (DEFICIT) EQUITY                               $  1,118,854      $  6,073,175
                                                ============      ============


The accompanying notes are an integral part of the consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Period from
                                                                   August 25,
                                                 For the              1997
                                               Years Ended        (Inception) to
                                               December 31,       December 31,
                                            2001         2000         2001
                                            ----         ----     --------------

EXPENSES
   Amortization of intangible assets     $ 674,045    $ 671,575    $ 2,689,641
   Impairment of intangible assets       4,050,804            -      4,050,804
   Depreciation                             13,737       15,450         69,492
   Bank charges and interest                33,448       16,799        272,050
   Salaries and consulting fees            292,775      430,612      1,638,169
   General and administration                    -      353,538        673,864
   Legal and accounting                     58,937      217,269      1,129,557
   Management fees                          51,000      217,180        968,333
   Office and miscellaneous                 49,125       28,327        498,064
   Rent                                      1,848       28,087        152,730
   Contracted services                           -            -        101,545
   Stock-based compensation                      -            -        465,000
   Travel promotion and entertainment        8,725       34,486        267,707
                                         ---------  -----------   ------------
Loss from operations                    (5,234,444)  (2,013,323)   (12,976,956)
                                        ----------  -----------   ------------

Other income (expense):
   Interest valuation reserve                    -            -     (1,034,013)
   Gain on sale of investment                    -      154,430        154,430
   Interest expense recovery                     -       64,373         64,373
   Foreign exchange                              -          290          4,528
   Other                                    24,733        5,982         30,715
   Interest income                          47,189       51,206         99,709
                                         ---------   ----------   ------------
        Total other income (expense)        71,922      276,281       (680,258)
                                         ---------  -----------   ------------
Loss before income taxes                (5,162,522)  (1,737,042)   (13,657,214)
Provision for income taxes                       -            -              -
                                         ---------  -----------   ------------
Net loss                               $(5,162,522) $(1,737,042)  $(13,657,214)
                                        ==========  ===========   ============

Basic and diluted loss per share       $     (0.19) $   (  0.08)
                                        ==========  ===========
Weighted average common shares
outstanding                             26,636,018   22,127,315
                                        ==========  ===========




The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                  Additional                    Common
                          Common Stock          Preferred Stock    Paid-in      Accumulated     Shares
                       Shares       Amount      Shares   Amount    Capital      Deficit       to be Issued         Total
                       -------------------------------------------------------------------------------------------------
 Balance, December             -   $     -           -  $     -   $       -       $      -        $       -            -
 31, 1996
 Issuance of common    4,265,920       427           -        -     390,523              -                -      390,950
 stock
 Common stock to be            -         -           -        -           -              -        1,675,000    1,675,000
 issued
 Issuance of                   -         -   3,271,392      327   1,156,665              -                -    1,156,992
 preferred stock
 Loss for the period           -         -           -        -           -     (1,456,114)               -   (1,456,114)
                        ------------------------------------------------------------------------------------------------

 Balance, December     4,265,920      427    3,271,392      327    1,547,188    (1,456,114)       1,675,000    1,766,828
 31, 1997
 Issuance of common    7,239,250      724            -        -    7,470,770             -       (1,675,000)   5,796,494
 stock
 Conversion of         2,420,086      242    (2,420,08)    (242)           -             -                -            -
 preferred stock
 Common stock to be            -        -            -        -            -             -          210,000      210,000
 issued
 Stock-based                   -        -            -        -      465,000             -                -      465,000
 compensation
 Loss for the period           -        -            -        -            -    (3,308,209)               -   (3,308,209)
                       -------------------------------------------------------------------------------------------------

 Balance, December    13,925,256    1,393      851,306         85    9,482,958  (4,764,323)         210,000    4,930,113
 31, 1998
 Issuance of common    3,419,645      342            -          -    1,777,684           -         (150,000)   1,628,026
 stock
 Conversion of           748,714       75     (748,714)       (75)           -           -                -            -
 preferred stock
 Common stock to be            -        -            -          -            -           -           78,703       78,703
 issued
 Loss for the period           -        -            -          -            -  (1,993,327)               -   (1,993,327)
                      --------------------------------------------------------------------------------------------------

 Balance, December    18,093,615    1,810      102,592         10   11,260,642  (6,757,650)         138,703    4,643,515
 31, 1999
 Issuance of common    7,862,215      786            -          -    1,348,289           -          (78,703)   1,270,372
 stock
 Conversion of            14,163        1      (14,163)        (1)           -           -                -            -
 preferred stock
 Common stock to be            -        -            -          -            -           -          137,000      137,000
 issued
 Loss for the period           -        -            -          -            -  (1,737,042)               -   (1,737,042)
                      --------------------------------------------------------------------------------------------------

 Balance, December    25,969,993    2,597       88,429          9   12,608,931  (8,494,692)         197,000    4,313,845
 31, 2000
 Notes payable
 converted
  to common stock      1,332,050      133             -         -      665,892           -                -      666,025
 Loss for the period           -        -             -         -            -  (5,162,522)               -   (5,162,522)
                      --------------------------------------------------------------------------------------------------

 Balance, December    27,302,043  $ 2,730        88,429    $    9  $13,274,823 $(13,657,214)      $ 197,000     (182,652)
 31, 2001
                      ==================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the period from
                                                               August 25, 1997
                                            For the Year    Ended (inception) to
                                            December 31,        December 31,
                                          2001       2000          2001
                                          ----       ----   --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period               $(5,162,522) $(1,737,042)  $(13,657,214)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Amortization of intangible assets      674,046      671,575      2,689,642
   Impairment of intangible assets      4,050,804            -      4,050,804
   Depreciation                            13,737       15,450         69,492
   Gain on sale of investments                  -     (154,430)      (154,430)
   Interest expense recovery                    -     ( 64,373)      ( 64,373)
   Investment valuation reserve                 -            -      1,034,013
   Stock-based compensation                     -            -        465,000
   Shares issued, or to be issued for services  -      111,622        435,435
   Management fees paid by reduction of note
    receivable                             45,000            -         45,000
   Accrued interest income on note
    receivable                            (47,189)           -        (47,189)
Changes in operating assets and
 liabilities:
   Accounts receivable                          -        2,635          5,270
   Prepaid expenses, deposits and
    other assets                            5,544       (1,306)        (5,641)
   Accounts payable and accrued
    liabilities                           338,201       18,171      1,069,147
                                          ------------------------------------
Net cash used in operating activities    ( 82,379)  (1,137,698)    (4,065,044)
                                          ------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of equipment                        -             -       (47,351)
Proceeds from sale of investments               -     1,511,087     1,511,087
Acquisition of investments                      -             -    (1,288,171)
Purchase price consideration payments           -       (70,000)     (800,000)
Business combinations, net of cash required     -             -       (31,350)
Receipts (advances) on loans                    -    (1,315,000)   (1,315,000)
Loan repayments                                 -       637,958       637,958
                                          -------------------------------------
Net cash provided by (used in)
 investing activities                           -       764,045   (13,332,827)
                                          -------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of loans                               -      (674,843)     (774,843)
Advances from related parties              80,000             -     1,006,042
Proceeds from capital contributions             -       818,500     4,476,010
Share subscription received                     -             -       133,610
Borrowing from loans payable                    -       210,000       557,074
                                          ------------------------------------
Net cash provided by financing activities  80,000       353,657     5,397,893
                                          ------------------------------------

NET INCREASE (DECREASE) IN CASH
 DURING PERIOD                             (2,379)      (19,996)           22
CASH AT BEGINNING OF PERIOD                 2,401        22,397             -
                                          ------------------------------------
CASH AT END OF PERIOD                    $     22    $    2,401     $      22
                                          ====================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 1 -    NATURE OF BUSINESS AND LIQUIDITY

         Fortune Entertainment Corporation (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Delaware on August 25, 1997.

         The Company is committed to developing gaming and entertainment products for both the North American and International markets.

         The Company's financial statements for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred losses of $5,162,522 and $1,737,042 for the years ended December 31, 2001 and 2000, and as of December 31, 2001 has a working capital deficiency of $1,601,484. The Company is still a development stage enterprise and is expected to incur substantial losses and expenditures prior to the commencement of full-scale operations in future years. The Company's working capital at December 31, 2001 will not be sufficient to meet such commitments. Management recognizes that the Company must obtain additional financial resources or consider a reduction in operating costs to enable it to continue operations with available resources and to commercialize its investments in the intellectual properties and patents relating to its two major assets - Rainbow 21 and Fortune Poker. The Company is pursuing licensing approvals for its technologies in various U.S. states. In addition to the development of its current technologies, the Company is evaluating opportunities that would generate immediate cash flow for the Company.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 1 -    NATURE OF BUSINESS AND LIQUIDITY (Continued)

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker, Inc. (Delaware) (formerly known as Professional Video Association, Inc.).

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition
         The Company currently has no significant source of revenues. Revenue from the sale of goods or services will be recognized when the significant risks and rewards of ownership are transferred to the buyer.

         Cash and Cash Equivalents
         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         Concentration of Credit Risk
         The Company places its cash in what is believes to be credit worthy financial institutions. However, cash balances may exceed FDIC or CDIC insured levels at various times during the year.

         Property and Equipment
         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated lives used in determining depreciation are five to seven years for furniture, fixtures and computer equipment.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment (continued)
         Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

         Fair Value of Financial Instruments
         The Company's financial instruments consist of cash and cash equivalents, note receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of the Company's financial instruments approximate fair value due to the relatively short maturities of the instruments and market value interest rates on debt.

         Long-lived Assets
         Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on fair value of the assets, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         Goodwill and Intellectual Property
         Goodwill results from purchase business combinations and is the excess of the purchase price paid over fair value of net assets acquired; it is being amortized on a straight-line basis over ten years. Intellectual Property, consisting of Fortune Poker and Rainbow 21, is amortized on a straight-line basis over ten years. The Company has fully impaired its goodwill at December 31, 2001.

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Share
         SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2001, the Company had the following potentially dilutive securities outstanding:

                   Options                                        3,660,000
                   Warrants                                       2,825,000
                                                               ------------
                                                                  6,485,000

         Advertising Costs
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, the Company had no material advertising expense.

NOTE 3 -    INTELLECTUAL PROPERTY

         Intellectual property consists of patented software inventions known, respectively, as Fortune Poker and Rainbow 21. Fortune Poker was acquired through a purchase and sale agreement with William Danton and Video Lottery Consultants, Inc. (the "Danton Group"). Rainbow 21 was acquired through an Asset Acquisition Agreement with Team Rainbow, Inc. ("TRI").

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 3 -    INTELLECTUAL PROPERTY (Continued)

         Fortune Poker (continued)
         The Agreement provides the following definitions for this formula:

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

         Until the Company meets all of the above obligations in a timely manner, the Fortune Poker stock acquired from the Danton Group is subject to a Stock Pledge Agreement whereby Mr. Danton has been granted a security interest in 60% of the issued and outstanding Fortune Poker stock which provides for the right of Mr. Danton to obtain ownership and control of the pledged stock if the Company defaults under this Agreement while the Stock Pledge Agreement is in place, the Company is not permitted to change, amend or modify its bylaws and certificate of Incorporation; sell, convey or transfer any of the assets associated with this Agreement; or incur any debt, liability or other obligation or responsibility outside the ordinary course of business without the prior written consent of the Danton Group. Additionally, Mr. Danton has been granted an option to purchase the other 40% of the issued and outstanding Fortune Poker stock upon default of this Agreement by the Company at a price equivalent to that paid by the Company.

         Rainbow 21
         Pursuant to the TRI acquisition, the Company has the following obligations:

         1. If during the last five trading days of July 2000, the simple average closing price for the shares traded on the public market ("Market Price") does not equal or exceed $2.00 per share, the Company must either:

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000


NOTE 3 -    INTELLECTUAL PROPERTY (Continued)

         Rainbow 21 (continued)
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

         The Company has fully impaired its intellectual property at December 31, 2001.

NOTE 4 -    NOTE RECEIVABLE

         During fiscal 2000, the Company loaned $910,000 to Xertain, Inc., a related party. The loan is evidenced by a promissory note dated June 13, 2000 and is due June 13, 2002 with an initial interest rate of 7% per annum, which has subsequently been increased to 10% per annum by verbal agreement of the parties. The balance has been reduced to $507,042 at December 31, 2000 through cash payments of $155,000 and the application of charges of $284,031 from Xertain, Inc., under an occupancy and cost sharing agreement. Accrued interest of $36,073 has been added to the principal (see Note 7).

         During fiscal 2001, the outstanding balance of $507,042 has been further reduced through cash payments of $40,000 and the application of charges of $45,000 from Xertain, Inc. under an occupancy and cost sharing agreement. Accrued interest of $47,189 has been added to the principal. As of December 31, 2001, the note receivable has a balance of $469,231.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 5 -    INVESTMENTS

         Investments consist of the following:

                                                                December 31,
                                                            --------------------
                                                               2001        2000

                Genesis Marketing and Development, LLC     $ 600,000  $ 600,000
                Advanced Gaming Technology, Inc.           1,034,013  1,034,013
                Less valuation reserve                    (1,034,012)(1,034,012)
                                                         -----------------------
                                                           $ 600,001  $ 600,001
                                                         =======================

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

NOTE 6 -    PROPERTY AND EQUIPMENT

         Property and equipment consists of the following of:

                                                                December 31,
                                                            --------------------
                                                               2001        2000

                  Furniture and equipment                  $   94,487  $ 94,487
                  Computer equipment and software              12,381    12,381
                  Leasehold improvements                        6,251     6,251
                                                      --------------------------
                                                              113,119   113,119
                  Less:  accumulated depreciation              69,160    55,423
                                                       -------------------------
                    Net property and equipment          $      43,959  $ 57,696
                                                        ========================

         Depreciation expense for the years ended December 31, 2001 and 2000 is $13,737 and $15,450, respectively.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000


NOTE 7 -    RELATED PARTIES TRANSACTIONS

         For the years ended December 31, 2001 and 2000, the amounts due from related parties of $-0- and $170,000, respectively, consist of notes from William Danton, a former officer and director of the Company. Interest is at 10% and the notes were due December 31, 2001. During 2001, the balance of $170,000 was offset against the balance due from Danton, as agreed to by the related party.

         The amounts due to related parties of $80,000 and $916,025 for the years ended December 31, 2000 and 1999, respectively, consist of advances from and unpaid management fees and other costs charges by companies controlled by certain current or former officers, directors or stockholders. During 2001, the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000.

         During 2001, the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 1,322,050 shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission. Additionally, a former officer (director) agreed to offset a debt due to him of $170,000 against those owed to him of $250,000.

         On June 13, 2000, Fortune Entertainment Corporation entered into an agreement with Xertain Inc. whereby the Company agreed to advance Xertain Inc. the principal sum of $910,000. Interest is at 10% per annum and the note is due on June 13,  2002. The outstanding balance of the note receivable was $469,231 and $507,042, respectively, at December
         31, 2001 and 2000. Xertain  Inc. and the  Company  were  under  common management of the same individual for a certain period of time in 2000.

         During 2001 and 2000, the Company shared office space with Xertain Inc. Pursuant to the terms of an informal agreement, Fortune Entertainment Corporation agreed to reimburse Xertain Inc. for rent, utilities, office personnel and miscellaneous costs. During 2001 and 2000, $45,000 and $229,128 of reimbursed expenses were incurred and applied as a reduction of the note receivable balance.

         For the years ended December 31, 2001 and 2000, management fees of $51,000 and $217,180, respectively, were charged by companies controlled by certain current and former directors.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 7 -    RELATED PARTIES TRANSACTIONS (Continued)

         For the years ended December 31, 2001 and 2000, consulting fees of $292,755 and $368,267, respectively, were charged by certain directors.

         The Company rented its office space in Biddeford, Maine, from an officer of the corporation until June 2000. Monthly rent expense was $1,000. The Company, which was a tenant-at-will, incurred rent expense of $9,000 for the year 2000.

         On June 8, 2000, the Company entered into an assumption and modification agreement and assumed a loan in the amount of $250,000 from a director of the Corporation. This debt is included in loans payable (see Note 8).

NOTE 8-     LOANS PAYABLE

         Loans payable consist of the following as of December 31:

                                                                 December 31,
                                                               2001       2000

         Saco & Biddeford Savings Institution, with an
           original due date of July 1, 2000                  $250,000  $250,000
         Caulfield Management Ltd., with an original
            due date of June 30, 1999, with interest at 12% 50,000 50,000 SBAS, with an original due date of
         September 15, 2001, with interest at 11%              15,000          -
         Various                                               25,000          -
                                                              -------   --------
                                                              $340,000  $300,000

         Interest accrued during the years ended December 31, 2001 and 2000 amounted to $32,854 and $18,000, respectively.

         The Company is currently in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note.

         The loan from Saco & Biddeford Savings Institution in the amount of $250,000 was assumed from a director of the Corporation. Under the terms of the assumption and modification agreement, the director is still liable for the debt (see Note 7).

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000


NOTE 9 -    CAPITAL STOCK

         Common Stock
         Holders of the Common Stock are entitled to one vote per share equally in any dividends declared and in distributions in liquidations.

         The Preferred Stock is non-cumulative, non-voting and convertible into Common Stock at the option of the holder of the Preferred Stock at the rate of one Preferred Share to one Common Share for no additional consideration. The holders of the different classes of Preference Stock were entitled to commence conversion of their shares as follows:

                  Class A:  May 20, 1998;
                  Class B:  August 20, 1998; and
                  Class C:  November 30, 1998

         Common stock:                                 # of shares      Value
          Balance, December 31, 1999                    18,093,615  $10,761,178
          Issued for cash pursuant to unit offering      1,749,724      755,110
          Conversion of Series A Preferred Shares            4,721        1,670
          Conversion of Series B Preferred Shares            4,721        1,670
          Conversion of Series C Preferred Shares            4,721        1,670
          Shares issued for settlement of accounts
            payable and expenses                           232,491      116,715
          Shares issued for settlement of loan              50,000       17,250
          Shares issued for PVA Settlement               4,700,000            -
          Shares issued for purchase of investment       1,200,000      600,000
          Redemption of shares originally issued in
            settlement of legal fees                       (70,000)    (140,000)
                                                         -----------   ---------

          Balance, December 31, 2000                    25,969,993   12,115,263
           Shares issued for retirement of
           related party payable                         1,332,050      666,025
                                                        ----------   ----------

            Balance, December 31, 2001                  27,302,043  $12,781,288
                                                        =======================

            Class A Preferred stock:
            Balance, December 31, 1999                      32,864  $    11,623
               Shares converted to common stock           (  4,721)  (    1,670)
                                                         ---------   ----------
            Balance, December 31, 2000                      28,143        9,953
                                                         ---------   ---------
            Balance, December 31, 2001                      28,143   $   9,953
                                                         =========   =========

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 9 -    CAPITAL STOCK (Continued)

Common Stock (continued)

                                                      # of shares       Value


            Class B Preferred stock
            Balance, December 31, 1999                   32,864         11,623
                  Shares converted to common stock       (4,721)        (1,670)
                                                        ---------     ---------
            Balance, December 31, 2000                   28,143      $   9,953
                                                        ---------     ---------
            Balance, December 31, 2001                   28,143      $   9,953
                                                        =========     =========

            Class C Preferred stock
            Balance, December 31, 1999                   36,864         13,038
                  Shares converted to common stock       (4,721)        (1,670)
                                                        ---------     ---------
            Balance, December 31, 2000                   32,143      $  11,368
                                                        ---------     ---------
            Balance, December 31, 2001                   32,143      $  11,368
                                                       ---------      =========

            Total preferred stock, December 31, 2000     88,429      $  31,274
                                                       =========      =========

            Total preferred stock, December 31, 2001     88,429      $  31,274
                                                      =========       =========

         During 2001, there were no conversions of preferred stock to common stock.

         Shares to be Issued
         As of December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 300,000 common shares and 300,000 common share purchase warrants. In addition, pursuant to an amended asset purchase agreement, the Company is required to issue 100,000 common shares at a value of $60,000.

         As of December 31, 2000, the Company had received cash in the amount of $37,000 representing subscriptions received for the issuance of 150,000 shares of common stock.

         Stock Options
         Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000

NOTE 9 -    CAPITAL STOCK (Continued)

            Stock Options (continued)

                                                            No. of common
                                                            shares issuable

            Balance, December 31, 1999                         1,960,000
               Options issued                                  1,000,000
               Options cancelled                                       -
               Options expired                                  (400,000)
                                                              ----------
            Balance, December 31, 2000                         2,560,000
               Options issued                                  1,100,000
               Options cancelled                                       -
               Options expired                                         -
                                                              ----------
            Balance, December 2001                             3,660,000
                                                              ==========

            At December 31, 2000, the following options were outstanding:

               No. of common
               shares issuable            Exercise price    Date of expiration
               ---------------            --------------    ------------------

                 435,000                    $.30            October 14,2002
                 525,000                     .90            May 22, 2003
                 600,000                     .75            Option in full force
                                                            until termination of
                                                            consulting agreement
             *   500,000                        .20         April 30, 2010
             *   500,000                        .10         April 30, 2010
              ----------
               2,560,000

            At December 31, 2001, the following options were outstanding:

               No. of common
               shares issuable            Exercise price    Date of expiration
               ---------------            --------------    ------------------
                 435,000                    $.30            October 14,2002
                 525,000                     .90            May 22, 2003
                 600,000                     .75            Option in full force
                                                            until termination of
                                                            consulting agreement
             *   500,000                        .20         April 30, 2010
             *   500,000                        .10         April 30, 2010
               1,100,000                        .10         December 10, 2006
               ---------
               3,660,000

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000

NOTE 9 -    CAPITAL STOCK (Continued)

         Stock Options (continued)
         * The exercise of these options is subject to restrictions such as length of employment and issuance of a Nevada gaming license to the Company.

         The fair value of each option grant during 2001 has been estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 2001:

            Risk-free interest rate                        5.5%
            Volatility rate                                713%
            Expected lives                                 5 years
            Fair value per option                         $0.02

            The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

            Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company's proforma net loss and loss per share would be as presented below:

                                                              December 31,
                                                ------------------------------
                                                     2001            2000
                                                ----------     ---------------
              Net loss as reported             $(5,162,522)  $(1,737,042)
                                               ===========   ===========
              Proforma net loss                $(5,184,522)  $(1,737,042)
                                               ===========   ===========
              Loss per share
                Basic and diluted, as reported $(     0.19)  $     (0.08)
                                               ===========   ===========
                Proforma, basic and diluted    $(     0.19)  $     (0.08)
                                               ===========   ===========

            Stock Warrants
            At December 31, 2000, common share purchase warrants outstanding were as follows:

               No. of common
               shares issuable            Exercise price    Date of expiration
               ---------------            --------------    ------------------

               2,825,000                      $0.50         March 30, 2003
                 200,000                    0.15 - 0.60     April 8, 2000 -
                                                            July 16, 2001
                 433,333                       0.75         August 20, 2000 -
               ---------                                    August 20, 2001
               3,458,333

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 9 -    CAPITAL STOCK (Continued)

         Stock Warrants (continued)
         During the period, -0- warrants were issued, none were exercised and 1,570,000 warrants expired.

         At December 31, 2001, common share purchase warrants outstanding were as follows:

            No. of Common
            Shares Issuable         Exercise Price          Date of Expiration
            ---------------         --------------          ------------------
            2,825,000                 $   0.50                March 30, 2003
            =========                 ========

         During the period, -0- warrants were issued, none were exercised and 633,333 warrants expired.

         During the year ended December 31, 2000, the Company settled legal fees and miscellaneous payables of $133,965 by issuing 282,491 shares of common stock valued from $.034 - $.50 per share without warrants; similarly, the Company issued 4,700,000 shares valued at $-0- per share in payment of the top-up provision due to the Danton Group, also without warrant.

NOTE 10 -   INCOME TAXES

         At December 31, 2001, the Company has a U.S. tax net operating loss approximating $9,037,000, which will begin to expire in 2012 if not utilized. The Company may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000


NOTE 10 -   INCOME TAXES (Continued)

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                          -------------------
                                                          2001           2000
                                                          ----           ----
            Deferred tax assets:
            Net operating loss carryforwards          $3,072,000     $2,808,000
            Depreciation/amortization                     14,000         14,000
            Other                                         11,000         11,000
                                                      ----------     ----------
            Total deferred tax assets                  3,097,000      2,825,000
            Valuation allowance                       (3,097,000)    (2,825,000)
                                                      ----------     ----------
            Net deferred taxes                       $         -     $        -
                                                      ==========     ==========

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

         Commitments
         On March 31, 2000, the Company entered into a lease agreement for office space at 2700 East Sunset Road, Suite 39, Las Vegas, Nevada. The lease was terminated without penalty on September 30, 2000. Rent expense on this lease was $19,087 for 2000.

         An amended agreement dated October 13, 1999, between the Company and TRI states that the Company guarantees that the Fortune Entertainment Corporation shares will have a value of $2.00 per share by August 1, 2000 or the Company will issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of Fortune Entertainment Corporation's stock was $.041 per share. The agreement with TRI is currently under renegotiation and as such no cash or shares of stock have been issued or liability recorded as of December 31, 2000 or 2001. Under the terms of the current agreement, The Company may satisfy this obligation either by the issuance of common stock or by a cash payment of $795,000 (500,000 shares at $1.59). The agreement is still under renegotiation as of the date of these financial statements.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 12 -  SUPPLEMENTAL CASH FLOW INFORMATION

         During 2001, the Company issued 1,332,050 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 1,322,050 shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

         During 2001, a former officer (director) agreed to offset a debt due to him of $170,000 against those owed to him of $250,000.

         During 2000, the Company issued stock for payment of debt in the amount of $17,250. During 2000, the Company issued stock for the purchase of investments in the amount of $600,000.

                                                            December 31,
                                                          2001       2000

                  Interest paid                         $     -   $ 30,000
                                                        =======   ========
                  Income taxes paid                     $     -   $      -
                                                        =======   ========

NOTE 13 -   STOCK OPTION AND BONUS PLANS

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 13 -   STOCK OPTION AND BONUS PLANS (Continued)

         Incentive Stock Option Plan (continued)
                  b. The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 13 -   STOCK OPTION AND BONUS PLANS (Continued)

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 13 -   STOCK OPTION AND BONUS PLANS (Continued)

         Other Information Regarding the Plans (continued)
         Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

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

                                         Shares
                        Total Shares   Reserved for   Shares      Remaining
                          Reserved     Outstanding   Issued as  Options/Shares
      Name of Plan       Under Plan      Options    Stock Bonus  Under Plan
      ------------      ------------   -----------  ----------- --------------
      Incentive Stock
      Option Plan          2,000,000           -        N/A       2,000,000
      Non-Qualified Stock
      Option Plan          5,000,000   1,575,000        N/A       4,000,000
      Stock Bonus Plan       500,000         N/A          -         500,000

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000



NOTE 14 -   NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, SFAS No. 141, "Business Combinations," and SFAS No.
         142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $61,000 of annual amortization.

         In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Date: May 20, 2002 FORTUNE ENTERTAINMENT CORPORATION


                                  By: /s/ Douglas Sanderson
                                      ----------------------------------
                                      Douglas Sanderson, Chief Executive Officer

                                   By: /s/ Philip Verrill
                                       ---------------------------------------
                                      Phillip Verrill, Chief Financial Officer

    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Douglas Sanderson
Douglas Sanderson                   Director              May 20, 2002


/s/ Theodore Silvester, Jr.
Theodore Silvester, Jr.             Director              May 20, 2002


/s/ Dick Anagnost
Dick Anagnost                       Director              May 20, 2002