Form 10QSB
period 2002-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2002-06-17
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended march 31, 2002.

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

      Delaware                                          88-0405437
---------------------                           -------------------------
State or other jurisdiction                        (I.R.S.)  Employer
of incorporation                                   Identification No.

                        Fortune Entertainment Corporation
                        8920 W. Tropicana Ave., Suite 102
                               Las Vegas, NV 89147
                         -----------------------------
                     Address of principal executive offices

                                 (702) 614-6124
                      ------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                      -------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

      As of May 31, 2002 the Company had 27,302,043 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                       (A development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 31, 2002      December 31, 2001
                                          (Unaudited)
ASSETS
Current assets
   Cash                                   $        -              $      22
   Due from related party                        435                      -
   Prepaid expenses and other
       current assets                              -                      -
                                       -------------              ---------

Total current assets                             435                     22

Deposits                                       5,641                  5,641
Investments - at cost                        600,001                600,001
Note receivable - related party              469,231                469,231
Property and equipment - net of
 accumulated depreciation of $72,160
   and $69,160                                40,959                 43,959

Goodwill - net of accumulated amortization and
 and impairment of $613,460                        -                      -

Intellectual property - net of accumulated
 amortization and impairment of $6,126,986         -                       -
                                             ---------            ----------
TOTAL ASSETS                              $1,116,267              $1,118,854
                                          ===========             ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Bank overdraft                         $    8,181              $       -
   Accounts payable and accrued
    liabilities                              979,119                881,506
   Due to related parties                     80,000                 80,000
   Loans payable                             340,000                340,000
                                          ----------              ---------
Total current liabilities                  1,407,300              1,301,506
                                          ----------              ---------

SHAREHOLDERS' DEFICIT
Preferred stock, $ 0.0001 par value,
  convertible Class A, B and C Preferred
  stock; 5,000,000 shares authorized,
  28,143; 28,143; 32,143 shares issued
  and outstanding                                  9                      9
Common stock, $0.0001 par value,
  30,000,000 authorized 27,302,043
  and 25,969,993 shares issued and
  outstanding, respectively                    2,730                  2,730
Additional paid in capital                13,274,823             13,274,823
Shares to be issued                          197,000                197,000
Accumulated deficit                      (13,765,595)           (13,657,214)
                                         ------------          ------------
Total shareholders' deficit                 (291,033)              (182,652)
                                          -----------             ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                     $1,116,267              $ 1,118,854
                                          ==========              ===========


The accompanying notes are an integral part of the condensed consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                                                                    Period from
                                                                     August 25,
                                                For the                 1997
                                             Three Months         Inception) to
                                            Ended March 31,         March 31,
                                       ------------------------   -------------

                                            2002          2001         2002
                                       ------------    --------      --------

EXPENSES
Amortization of intangible assets$             --    $  168,475    $ 2,689,641
Impairment of intangible assets                --            --      4,050,804
Depreciation                                3,000         3,000         72,492
Bank charges and interest                     126           226        272,176
Salaries and consulting fees               10,000        70,050      1,648,169
General and administration                    519            --        674,383
Legal and accounting                       13,071        25,500      1,142,628
Management fees                            70,000        22,500      1,038,333
Office and miscellaneous                    5,001        19,056        503,065
  Rent                                     12,489            --        165,219
Contracted services                            --            --        101,545
   Stock-based compensation                    --            --        465,000
   Travel, promotion and entertainment        500           804        268,207
                                         -------------------------------------
   Loss from operations                  (114,706)     (309,611)   (13,091,662)

Other income (expense):
   Interest valuation reserve                  --            --    ( 1,034,013)
   Gain on sale of investment                  --            --        154,430
   Interest expense recovery                   --            --         64,373
   Foreign exchange                            --            --          4,528
   Other                                   12,325            --         43,040
   Interest income                             --        12,594         99,709
   Interest expense                        (6,000)           --         (6,000)
                                           -----------------------------------
        Total other income (expense)        6,325        12,594       (673,933)

Loss before income taxes                 (108,381)     (297,017)   (13,765,595)
Provision for income taxes                     --            --             --
                                ----------------------------------------------
Net loss                                 (108,381)     (297,017)   (13,765,595)

Deficit, beginning of period          (13,657,214)   (8,494,692)             --
                                     ------------    ----------     -----------

Deficit, end of period               $(13,765,595)  $(8,791,709)  $(13,765,595)
                                    ==============   ===========  ============

Basic and diluted loss per share    $       (0.00)  $     (0.01)
                                    ==============   ===========

Weighted average common shares
Outstanding                              27,302,043  26,630,018
                                     ==============  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                             For the
                                                                           Period from
                                                                          August 25,1997
                                                   For the Three Months   (Inception)to
                                                      Ended March 31,       March 31,
                                                 -----------------------
                                                   2002        2001          2002
                                                  -----       ------        -------
      2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period                     $  (108,381) $ (297,017)   $(13,765,595)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of intangible assets                 --     168,475      2,689,642
   Impairment of intangible assets                   --          --      4,050,804
   Depreciation                                   3,000       3,000         72,492
   Gain on sale of investments                       --          --     (  154,430)
   Interest expense recovery                         --          --     (   64,373)
   Investment valuation reserve                      --          --      1,034,013
   Stock-based compensation                          --          --        465,000
   Shares issued, or to be issued for services       --          --        435,435
   Management fees paid by reduction of note
   receivable                                        --          --         45,000
   Accrued interest income on note receivable        --     (12,594)     (  47,189)
Changes in operating assets and liabilities:
   Accounts receivable                               --          --          5,270
   Prepaid expenses, deposits and other assets       --          --      (   5,641)
   Accounts payable and accrued liabilities      97,613      95,054      1,166,760
                                              ---------   --------- --------------
Net cash used in operating activities            (7,768)    (43,082)   ( 4,072,812)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of equipment                             --          --      (  47,351)
Proceeds from sale of investments                    --          --      1,511,087
Acquisition of investments                           --          --    ( 1,288,171)
Purchase price consideration payments                --          --    (   800,000)
Business combinations, net of cash required          --          --    (    31,350)
Receipts (advances) on loans                         --          --    ( 1,315,000)
Loan repayments                                      --          --        637,958
                                        --------------------------------------------
Net cash provided by (used in) investing
   activities                                        --          --     (1,332,827)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of loans                                    --          --       (774,843)
Cash overdraft                                    8,181          --          8,181
Advances from (repayments to) related parties      (435)     22,500      1,005,607
Proceeds from capital contributions                  --          --      4,476,010
Share subscription received                          --          --        133,610
Borrowing from unrelated parties                     --       25,000        557,074
                                              ---------    ---------  -------------
Net cash provided by (used in) financing
    activities                                    7,746       47,500      5,405,639
                                              ---------      -------    -----------

NET INCREASE (DECREASE) IN CASH DURING PERIOD       (22)      4,418              --
CASH AT BEGINNING OF PERIOD                          22       2,401              --
                                             ----------    --------      ----------
CASH AT END OF PERIOD                       $        --    $  6,819      $       --
                                            ===========    ========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             AND PLAN OF OPERATION

      The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

      The Company has to date, generated limited revenues from its operations. Accordingly, the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities since inception.

      During the period ending December 31, 2002 the Company plans to form joint ventures with third parties for the purpose of owning and operating casino games in Peru. As of May 31, 2002 the Company had not entered into any joint ventures or binding agreements with any third parties regarding owning or operating casino games in Peru. No assurance can be given that the Company will be successful in its plans to own and operate casino games in Peru.

      During the period ending December 31, 2002 the Company plans to license the right to its Fortune Poker and Rainbow 21 games to third parties who will then attempt to market these games to casino operators. However it is doubtful that the Company will be successful in licensing the rights to either of these games.

      During the twelve months ending December 31, 2002, the Company anticipates that it will need capital for the following purposes:

      Fund operating losses:                        $400,000

      Capital required for joint venture in Peru     300,000

      Payment of accounts payable                    150,000

      Other                                           50,000
                                                  ----------

                                                    $900,000

      As of May 31, 2002 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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


                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

      During the quarter ending March 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Fortune Entertainment Corporation


Date:  June 14, 2002          By /s/ Douglas R. Sanderson
                                 -------------------------------------
                                 Douglas R. Sanderson
                                 Chief Executive Officer


                              By  /s/ Phillip Verrill
                                  --------------------------------------
                                 Phillip Verrill, Chief Financial Officer





Fortune 10-QSB 6-02