Form 10QSB
period 2002-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2002-08-30
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended JUNE 30, 2002.

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

                  Delaware                               88-0405437
             ----------------                     --------------------------
State or other jurisdiction of incorporation       (I.R.S.) Employer
                                                   Identification No.


                        Fortune Entertainment Corporation
                        8920 W. Tropicana Ave., Suite 102
                               Las Vegas, NV 89147
                        ----------- --------------------
                     Address of principal executive offices

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

            Yes             X                               No    ________
                  ------------------

      As of August 31, 2002 the Company had 27,302,043 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,          December 31,
                                                  2002               2001
                                                -----------------------------
                                               (Unaudited)
ASSETS
Current assets
  Cash                                  $           --           $       22
  Due from related party                            --                   --
  Prepaid expenses and other current assets         --                   --
                                           ------------     ---------------
     Total current assets                           --                   22

Deposits                                         5,641                5,641
Investments, at cost                           600,001              600,001
Note receivable, related party                      --              469,231
Property and equipment, net of accumulated
  depreciation of $75,160 and $69,160           37,959               43,959

Goodwill, net of accumulated amortization and
  impairment of $613,460                            --                   --

Intellectual property, net of accumulated
  amortization and impairment of $6,126,986         --                   --
                                           ---------------------------------

TOTAL ASSETS                                 $ 643,601           $1,118,854
                                             =========           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Bank Overdraft                            $    2,653    $              --
  Accounts payable and accrued liabilities     972,632              881,506
  Due to related parties                        15,050               80,000
  Loans payable                                120,000              340,000
                                            ----------           -------------
     Total current liabilities               1,110,335            1,301,506

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value,
  convertible Class A, B and C Preferred
  stock; 5,000,000 shares authorized,
  28,143; 28,143; 32,143 shares
  issued and outstanding                             9                    9
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 27,302,043 shares issued
  and outstanding                                2,730                2,730
Additional paid-in capital                  13,274,823           13,274,823
Shares to be issued                            197,000              197,000
Accumulated deficit                        (13,941,296)         (13,657,214)
                                           ------------         ------------
     Total shareholders' deficit         (     466,734)         (   182,652)
                                         --------------         -------------


TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                                 $    643,601          $ 1,118,854
                                          ============          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)



                                                                                For the
                                                                               Period From
                                                                             August 25, 1997
                                    Three Months Ended     Six Month Ended    (Inception) to
                                        June 30,              June 30,        June 30, 2002
                                -------------------------  ---------------   ---------------
                                2001      2002       2001      2002
                                ----      ----       ----     -------
EXPENSES
  Amortization of
    intangible assets$           --   $ 168,475  $     --   $336,950         $2,689,641
  Impairment                     --          --        --         --          4,050,804
  Depreciation                3,000       3,000     6,000      6,000             75,492
  Bank charges and interest      96         147       222      7,373            272,272
  Salaries and consulting fees   --      76,850    10,000    146,900          1,648,169
  General and administrative  4,044          --     4,563         --            678,427
  Legal and accounting        9,500      25,437    22,571     50,937          1,152,128
  Management fees            70,000      22,500   140,000     45,000          1,108,333
  Office and miscellaneous   16,621       1,832    21,622     20,888            519,686
  Rent                        9,696          --    22,185         --            174,915
  Contracted services            --          --        --         --            101,545
  Stock-based compensation       --          --        --         --            465,000
  Travel promotion and
    entertainment                --       1,865       500      2,669            268,207
                            ------------------------------------------------------------

     Total expenses         112,957     300,106   227,663    616,717         13,204,619

Other income (expense)
  Investment valuation reserve   --          --        --         --         (1,034,013)
  Gain on sale of investment     --          --        --         --            154,430
  Settlement expense       ( 77,806)         -- (  77,806)        --          (  77,806)
  Interest expense recovery      --          --        --         --             64,373
  Foreign exchange               --          --        --         --              4,528
  Other                          --          --    12,325         --             43,040
  Interest income            23,462      12,001    23,462     24,595            123,171
  Interest expense        (   8,400)         --  ( 14,400)         --         (  14,400)
                          ---------- ----------  --------------------         ----------
     Total other income
       (expense)           ( 62,744)     12,001  ( 56,419)     24,595         ( 736,677)
                          --------------------------------------------------------------

Loss for the period         175,701     288,105   284,082    592,122         13,941,296
Deficit, beginning
   of period             13,765,595   8,798,709 13,657,214  8,494,692                --
                            -------------------------------------------------------------
Deficit, end of period  $13,941,296  $9,086,814 $13,941,296 $9,086,814      $13,941,296
                        =================================================================

Basic and diluted
  loss per share$                --  $(    0.01)$(     0.01)$(    0.02)     $(     0.74)
                       ==================================================================

Weighted average common
  shares outstanding     27,302,043  27,390,472  27,032,043 26,724,447       18,741,093
                       ==================================================================





The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                          For the
                                                                         Period from
                                              Six Months Ended         August 25, 1997
                                                  June 30,
                                              ----------------          (Inception) to
                                             2002        2001           June 30, 2002
                                             ----        ----          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                   $(284,082)  $(592,122)        $(13,941,296)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization of intangible assets           --     336,950            2,689,642
     Impairment of intangible assets             --          --            4,050,804
     Depreciation                             6,000       6,000               75,492
     Gain on sale of investments                 --          --          (   154,430)
     Interest expense recovery                   --          --          (    64,373)
     Investment valuation reserve                --          --            1,034,013
     Stock-based compensation                    --          --              465,000
     Shares issued, or to be issued,
        for services                             --          --              435,435
     Settlement expense                      77,806          --               77,806
     Management fees paid by reduction
        of notes receivable                      --          --               45,000
     Accrued interest income on note
        receivable                        (  23,462)         --           (   70,651)
Changes in operating assets and liabilities:
     Accounts receivable                         --          --                5,270
     Prepaid expenses, deposits and
        other assets                             --       5,544          (     5,641)
     Accounts payable and accrued
        liabilities                         176,013     144,648            1,245,160
                                            ------------------------------------------
Net cash used in operating activities     (  47,725)  (  98,980)         ( 4,112,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                         --          --          (    47,351)
Proceeds from sale of investments                --          --            1,511,087
Acquisition of investments                       --          --          ( 1,288,171)
Purchase price consideration payments            --          --          (   800,000)
Business combinations, net of cash required      --          --          (    31,350)
Receipts (advances) on loans                     --      60,606          ( 1,315,000)
Loan repayments                                  --          --              637,958
                                       ----------------------------------------------
Net cash provided by (used in)
     investing activities                        --      60,606          ( 1,332,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans                          (  8,181)         --          (   783,024)
Cash overdraft                               10,834          --               10,834
Advances from (repayments to)
    related parties                          15,050          --            1,021,092
Proceeds from capital contributions              --          --            4,476,010
Share subscription received                      --          --              133,610
Borrowing from unrelated parties             30,000      40,000              587,074
                                           --------      ------           ----------
Net cash provided by (used in)
        financing activities                 47,703      40,000            5,445,596

NET INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                         (    22)      1,626                   --
CASH AT BEGINNING OF PERIOD                      22       2,401                   --
                                       ------------  -------------------------------
CASH AT END OF PERIOD                  $         --   $   4,027 $                 --
                                       =============================================


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

1. INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3. RELATED PARTY TRANSACTIONS

      On June 22, 2002, the Company assigned its note receivable from Xertain, Inc. to William H. Danton, a principal shareholder of the Company. At the time of the assignment, the note receivable included accrued interest and was carried on the Company's financial statements in the amount of approximately $492,600. At the time of this assignment the note was in default and the Company's ability to obtain payment on the note was uncertain. In consideration for the assignment of the note, Danton forgave approximately $415,000 in liabilities owed to him by the Company. During the three months ended June 30, 2002, the Company recorded a loss of $77,806 as a result of this transaction.

      During the six months ended June 30, 2002 the Company borrowed $15,050 from the Company's president. The loan does not bear interest and is due on demand.

4. NOTE PAYABLE

      During the six months ended June 30, 2002 the Company borrowed $30,000 from a shareholder. The loan bears interest at 20% per year and is due August 31, 2002. As additional consideration for extending this loan the Company agreed to issue 100,000 shares of its common stock to the shareholder. As of June 30, 2002 these shares had not been issued to the shareholder.

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

      The Company's plan to form joint ventures with third parties for the purpose of owning and operating casino games in Peru has not been successful. The Company will not be able to pursue the formation of these joint ventures unless the Company raises at least $300,000 in additional capital.

   The Company has not been successful in licensing the rights to its Fortune Poker and Rainbow 21 games to third parties and it is doubtful that the Company will be successful in licensing the rights to either of these games. As a result, the Company wrote off its investment in these games during the year ended December 31, 2001.

   The Company plans to acquire another business that may be more viable than the Company's past endeavors.

   As of August 31, 2002 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

   Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to fund its operating losses. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

      During the quarter ending June 30, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Fortune Entertainment Corporation


                              By   /s/ Douglas R. Sanderson
                                   -------------------------------------
                                 Douglas R. Sanderson, Chief Executive Officer


                              By  /s/ Phillip Verrill
                                  --------------------------------------------
                                 Phillip Verrill, Principal Financial Officer

                              Date: August 30, 2002

                                  CERTIFICATION

      In connection with the Quarterly Report of Fortune Entertainment Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Douglas Sanderson, Chief Executive Officer and Phillip Verrill, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 30, 2002
                                  By:  /s/ Douglas R. Sanderson
                                       -------------------------------------
                                       Douglas R. Sanderson, Chief Executive
Officer



                                  By:  /s/ Phillip Verrill
                                      --------------------------------------
                                      Phillip Verrill, Principal Financial
                                      Officer