Form 10QSB
period 2002-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2003-01-29
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended SEPTEMBER 30, 2002.

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

        Delaware                                    88-0405437
----------------------------                  ------------------------------
State or other jurisdiction               (I.R.S.) Employer Identification No.
of incorporation

                        Fortune Entertainment Corporation
                        8920 W. Tropicana Ave., Suite 102
                               Las Vegas, NV 89147
                     Address of principal executive offices

                                 (702) 614-6124
               Registrant's telephone number, including area code

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

            Yes      X                         No
                  ---------                       ----------

      As of January 15, 2003 the Company had 4,550,341 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                              September 30,       December 31,
                                                  2002               2001
                                              (Unaudited)           (Note 1)
ASSETS
Current assets
  Cash                                       $      --           $       22
  Due from related party                            --                   --
  Prepaid expenses and other current assets         --                   --
                                           ------------     ---------------
     Total current assets                           --                   22

Deposits                                         5,641                5,641
Investments, at cost                           200,000              600,001
Note receivable, related party                      --              469,231
Property and equipment, net of accumulated
  depreciation of $78,160 and $69,160           34,959               43,959

Goodwill, net of accumulated amortization and
  impairment of $613,460                            --                   --

Intellectual property, net of accumulated
  amortization and impairment of $6,126,986         --                   --
                                              ---------------------------------

TOTAL ASSETS                                 $ 240,600           $1,118,854
                                             =========           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Bank Overdraft                            $    3,645        $          --
  Accounts payable and accrued liabilities   1,057,832              881,506
  Due to related parties                        24,581               80,000
  Loans payable                                120,000              340,000
                                            ----------           -------------
     Total current liabilities               1,206,058            1,301,506

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value,
  convertible Class A, B and C Preferred
  stock; 5,000,000 shares authorized,
  28,143; 28,143; 32,143 shares issued and
  outstanding                                        9                    9
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 4,550,341 shares issued
  and outstanding                                  455                  455
Additional paid-in capital                  13,280,098           13,277,098
Shares to be issued                            197,000              197,000
Accumulated deficit                        (14,443,020)         (13,657,214)
                                           ------------         ------------
     Total shareholders' deficit         (     965,458)         (   182,652)
                                         --------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                                 $    240,600          $ 1,118,854
                                          ============          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)

                                                                                     For the
                                                                                   Period From
                                                                                 August 25, 1997
                                                                                 (Inception) to
                                   Three Months Ended        Nine Months Ended      September 30,
                                      September 30,              September 30,           2002
                                  -------------------        ------------------    ---------------
                                   2002         2001         2002          2001
                                   ----         ----         ----         -----
EXPENSES
  Amortization of intangible
    assets                      $    --     $ 168,475     $    --       $505,425     $2,689,641
  Impairment                         --            --          --             --      4,050,804
  Depreciation                    3,000         4,303       9,000         10,303         78,492
  Bank charges and interest          --        14,148         222         21,521        272,272
  Salaries and consulting fees   11,000        72,900      21,000        219,800      1,659,169
  General and administrative      7,320            --      11,883             --        685,747
  Legal and accounting               --         2,000      22,751         52,937      1,152,128
  Management fees                70,000         6,000     210,000         51,000      1,178,333
  Office and miscellaneous           --        13,267      21,622         34,155        519,686
  Rent                            4,000            --      26,185             --        178,915
  Contracted services                --            --          --             --        101,545
  Stock-based compensation           --            --          --             --        465,000
  Travel and entertainment        2,950         3,007       3,450          5,676        271,157
                                ---------------------------------------------------------------
     Total expenses              98,270       284,100     325,933        900,817     13,302,889

Other income (expense)
  Investment valuation reserve       --            --          --             --     (1,034,013)
  Impairment of Assets          400,001            --     400,001             --        400,001
  Gain on sale of investment         --            --          --             --        154,430
  Settlement expense                 --            --   (  77,806)            --      (  77,806)
  Interest expense recovery          --            --          --             --         64,373
  Foreign exchange                   --            --          --             --          4,528
  Other                             747            --      13,072             --         43,787
  Interest income                    --        11,255      23,462         35,850        123,171
  Interest expense            (   4,200)           --    ( 18,600)            --      (  18,600)
                              ----------    ---------    --------     ----------      ----------
    Total other income
       (expense)               (403,454)       11,255    (459,873)        35,850     (1,140,131)
                               ---------      -------    ---------        ------     ----------

Loss for the period            (501,724)     (272,845)   (785,806)      (864,967)   (14,443,020)

Deficit, beginning of period 13,941,296     8,798,709  13,657,214      8,494,692             --
                             -------------------------------------------------------------------
Deficit, end of period      $14,443,020    $9,071,554 $14,443,020     $9,359,659    $14,443,020
                            ===========    ========== ===========     ==========    ===========

Basic and diluted loss
  per share                 $(    0.11)     $(   0.06)  $(   0.17)    $(    0.19)
                            =====================================================

Weighted average common
  shares outstanding         4,550,341      4,491,815   4,505,341      4,491,116
                            ==========      =========   =========      =========




The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                                For the Period
                                                                from August 25,
                                           Nine Months Ended         1997
                                             September 30,      (Inception) to
                                           2002        2001   September 30, 2002
                                          -------     ------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                  $(785,806)  $(864,967)   $(14,443,020)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization of intangible assets          --     505,425       2,689,642
     Impairment of assets                  400,001          --       4,450,805
     Depreciation                            9,000      10,303          78,492
     Gain on sale of investments                --          --     (   154,430)
     Interest expense recovery                  --          --     (    64,373)
     Investment valuation reserve               --          --       1,034,013
     Stock-based compensation                   --          --         465,000
     Shares issued, or to be issued,
        for services                         3,000          --         438,435
     Settlement expense                     77,806          --          77,806
     Management fees paid by reduction
         of notes receivable                    --      45,000          45,000
     Accrued interest income on note
       receivable                         ( 23,462)    (35,650)       ( 70,651)
Changes in operating assets and liabilities:
     Accounts receivable                        --          --           5,270
     Prepaid expenses, deposits and other
        assets                                  --       3,656        (  5,641)
     Accounts payable and accrued
        liabilities                        261,213     256,697       1,330,360
                                          --------    ---------     -----------
Net cash used in operating activities    (  58,248)  (  79,536)    ( 4,123,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                        --          --     (    47,351)
Proceeds from sale of investments               --          --       1,511,087
Acquisition of investments                      --          --     ( 1,288,171)
Purchase price consideration payments           --          --     (   800,000)
Business combinations, net of cash required     --          --     (    31,350)
Receipts (advances) on loans                    --      40,000     ( 1,315,000)
Loan repayments                                 --          --         637,958
                                       ----------- -----------  --------------
Net cash provided by (used in)
  investing activities                          --      40,000     ( 1,332,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans                         (  8,181)         --     (   783,024)
Cash overdraft                              11,826          --          11,826
Advances from (repayments to) related
    parties                                 24,581          --      1,030,6231
Proceeds from capital contributions             --          --       4,476,010
Share subscription received                     --          --         133,610
Borrowing from unrelated parties            30,000      40,000         587,074
                                          --------      ------      ----------
Net cash provided by (used in) financing
   activities                               58,226      40,000       5,456,119
NET INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                        (    22)        464              --
CASH AT BEGINNING OF PERIOD                     22       2,401              --
                                      ------------  --------------------------
CASH AT END OF PERIOD                 $         --   $   2,865      $       --
                                      ============   =========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

1. UNAUDITED STATEMENTS

     The balance sheet as of September 30, 2002, the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2002 and 2001, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2002 and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.


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

     During the nine months ended September 30, 2002 the Company borrowed $24,846 from the Company's president. The loan does not bear interest and is due on demand.

4. NOTE PAYABLE

     During the nine months ended September 30, 2002 the Company borrowed $30,000 from a shareholder. The loan bears interest at 20% per year and was due August 31, 2002. As additional consideration for extending this loan the Company agreed to issue 100,000 shares of its common stock to the shareholder. As of September 30, 2002 these shares had not been issued to the shareholder. The Company has recorded an expense of $3,000 in connection with the future issuance of these shares.

5. REVERSE STOCK SPLIT

      On February 20, 2002 a six-for-one reverse split of the Company's common stock, which had previously been approved by the Company's shareholders became effective. All data regarding outstanding shares and per share amounts have been retroactively adjusted to reflect this reverse stock split.

6  BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a negative working capital that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

     In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

     Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

7. CONTINGENCIES

     Effective May 2000, the Company entered into an employment agreement with the Company's Director and Chief Executive Officer, whereby the Company would pay an annual salary of $200,000 plus bonuses as may be approved by the Company's Board of Directors, in addition to various fringe benefits, and options granted under the Company's non-qualified stock option plan. The term of the agreement is for five years. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

     Effective October 1999, the Company entered into an agreement with an entity whereby the Company guaranteed that stock issued to the entity would have a value of $2.00 per share by August 1, 2000, or the Company would issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of the Company's stock was $0.41 per share. In addition, the entity did not fulfill its conditions of the agreement to the Company. The agreement is currently under renegotiation. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

8. IMPAIRMENT OF ASSETS

     At September 30, 2002, the Company determined that there was an impairment in value of its investment in an entity. An amount totaling $400,000 has been written off as impairment in assets for the three months ended September 30, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

     The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements include, but are not limited to projected activities and the availability of capital. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements.

     The Company has to date generated only limited revenues. Accordingly, the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities since inception.

     The Company's plan to form joint ventures with third parties for the purpose of owning and operating casino games in Peru has not been successful and for all practical purposes has been abandoned.

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

     As of January 15, 2003 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

     Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to fund its operating losses. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION

Item 4.  Controls and Procedures

     Douglas  Sanderson,  the  Company's  Chief  Executive  Officer  and Phillip
Verrill, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Sanderson and Mr. Verrill there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

      During the quarter ended September 30, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Fortune Entertainment Corporation


                              By /s/ Douglas R. Sanderson
                                 ---------------------------------------
                                 Douglas R. Sanderson, Chief Executive Officer


                              By  /s/ Phillip Verrill
                                  --------------------------------------
                                 Phillip Verrill, Principal Financial Officer

                             Date: January 28, 2003



                                  CERTIFICATION

     In connection with the Quarterly Report of Fortune Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Douglas Sanderson, Chief Executive Officer and Phillip Verrill, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company's operations.

Date:  January 28, 2003

                              By:   /s/ Douglas R. Sanderson
                                   -----------------------------------------
                                   Douglas R. Sanderson, Chief Executive Officer



                                 By:  /s/ Phillip Verrill
                                      -----------------------------------------
                                    Phillip Verrill, Principal Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Douglas Sanderson, the Chief Executive Officer of Fortune Entertainment Corporation, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  Fortune
     Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2003              /s/ Douglas Sanderson
                                     -----------------------------------------
                                     Douglas Sanderson
                                     Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Phillip Verrill, the Principal Financial Officer of Fortune Entertainment Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fortune Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2003              /s/ Phillip Verrill
                                     -----------------------------------------
                                     Phillip Verrill
                                     Principal Financial Officer