Form 10KSB
period 2002-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2003-06-26
CIK 1072702

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

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

                         Common Stock, $0.0001 par value
                                (Title of Class)

    Check whether the registrant (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 20, 2003, was approximately $40,000.

    The registrant's revenues for the year ending December 31, 2002 were $-0-.

    Documents Incorporated by Reference:    None

    As of June 20, 2003, the Registrant had 4,550,341 issued and outstanding shares of common stock.

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

      On February 20, 2002 a one-for-six reverse split of the Company's common stock became effective. Unless otherwise indicated, all information regarding shares issued or options granted prior to February 20, 2002 has been adjusted to reflect this reverse stock split.

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

      In consideration of the transfer of the stock in PVA and the assignment of the Manufacturing Agreement, the Company:

o    issued 6,347,500 shares of common stock to the Danton Group,
o    paid the Danton Group $1,019,986 in cash
o assumed a loan in the amount of $250,000 which was payable by William Danton to Saco and Biddeford Savings Institution,
o issued 200,000 shares of common stock to an unrelated third party as a finder's fee,
o agreed to pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company with respect to the Fortune Poker game, and
o agreed to issue additional shares of its common stock to the Danton Group, in an amount determined by the following formula, until the expiration of the patent relating to the Fortune Poker game, or any renewals or extensions of the patent:

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

      The average trading price of the Company's common stock during the last five trading days in August was $0.41 per share. However as of June 20, 2003 the Company has not issued any additional shares to TRI.

Plan of Operations

      None

Employees

      As of June 20, 2003, the Company had two full-time employees.

ITEM 2.  PROPERTIES

      The Company's executive offices are located at 8920 W. Tropicana Ave., Suite 102, Las Vegas, Nevada and consist of 1,050 square feet of space which is rented for $1,856 per month.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. Market Price of And Dividends on The Registrant's Common Equity And Other Shareholder Matters.

    The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "FEMT". The following table presents the high and low closing prices for the Company's common stock as reported by the NASD for the past two years. The closing bid prices have been adjusted to reflect the one-for-six reverse split of the Company's common stock which became effective February 20, 2002. The prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.
                                                      Closing Bid

      Quarter ending                            Low               High

      March 31, 2001                            $0.12              $0.18
      June 30, 2001                             $0.18              $0.30
      September 30, 2001                        $0.24              $0.45
      December 31, 2001                         $0.12              $0.18

      March 31, 2002                            $0.05              $0.15
      June 30, 2002                             $0.05              $0.05
      September 30, 2002                        $0.01              $0.05
      December 31, 2002                         $0.01              $0.02

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

Plan of Operations

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

      The Company has to date generated only limited revenues. Accordingly, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of June 20, 2003 the Company did not have any commitments from any source to provide capital and the

Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements included with this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 11, 2001 Gordon, Harrington & Osborn, P.C. ("Gordon/Harrington") resigned as the Company's independent certified public accountants. Gordon/Harrington audited the Company's financial statements for the fiscal years ended December 31, 1999 and 2000. The report of Gordon/Harrington for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Gordon/Harrington for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ending October 11, 2001, there were no disagreements with Gordon/Harrington on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gordon/Harrington would have caused it to make reference to such disagreements in its reports.

      Effective October 11, 2001 the Company retained Merdinger, Fruchter, Rosen & Corso, P.C. ("Merdinger, Fruchter") to act as the Company's independent certified public accountants. Merdinger, Fruchter audited the Company's financial statements for the fiscal year ended December 31, 2001. The report of Merdinger, Fruchter for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter for this fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern.

      During the two most recent fiscal years and subsequent interim period ending October 11, 2001, the Company did not consult Merdinger, Fruchter regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      Effective January 27, 2003 the Company replaced (i.e. "dismissed") Merdinger, Fruchter, Rosen & Company ("Merdinger, Fruchter") with Schumacher & Associates, Inc. as the Company's independent certified public accountants. Merdinger, Fruchter audited the Company's financial statements for the fiscal year ended December 31, 2001. The report of Merdinger, Fruchter for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter for this fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ending January 27, 2003, there were no disagreements with Merdinger, Fruchter on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Merdinger, Fruchter would have caused it to make reference to such disagreements in its reports.

      During the two most recent fiscal years and subsequent interim period ending January 27, 2003, the Company did not consult Schumacher & Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the management of the Company:

   Name                      Age       Position

   Douglas Sanderson         57        President, Chief Executive Officer,
                                       Principal
                                       Financial Officer and a Director
   Phillip Verrill           57        Chief Operating Officer
   Theodore Silvester, Jr.   55        Vice President and a Director

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three years ended December 31, 2002.

                                                  Other
                                                  Annual   Restricted   Options
    Name and           Fiscal   Salary  Bonus    Compen-      Stock     Granted
Principal Position      Year     (1)     (2)    sation (3) Awards (4)     (5)
------------------     ------   ------  -----   ---------- ----------   -------

Douglas R. Sanderson,   2002   $200,000     --         --        --          --
President and Chief     2001   $200,000     --         --        --     108,333
Executive Officer since 2000   $133,336     --         --        --     166,667
June 2000

(1) The dollar value of base salary (cash and non-cash) accrued as salary for Mr. Sanderson. As of June 20, 2003 $528,336 of the amounts shown in this column were still due Mr. Sanderson.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock beneficially owned by the officer listed in the table and the value of such shares as of December 31, 2002.

      Name                          Shares               Value

      Douglas Sanderson                 --                   --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table. The shares issuable upon the exercise of the options have been adjusted to reflect the one-for-six reverse split of the Company's common stock which was effective February 20, 2002.

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

      The options held by Mr. Sanderson were granted pursuant to the Company's Non-Qualified Stock Option Plan. The shares issuable upon the exercise of the options have been adjusted to reflect the one-for-six reverse split of the Company's common stock which was effective February 20, 2002.

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

      Except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended December 31, 2002.

Compensation Committee Interlocks and Insider Participation

      The Company does not have an Audit Committee or a Compensation Committee.

Stock Options

The Company issued the following options to its officers and directors in 2001. The shares issuable upon the exercise of the options have been adjusted to reflect the one-for-six reverse split of the Company's common stock which was effective February 20, 2002.


                               Shares Issuable    % of Total Options    Exercise
                     Date of    Upon Exercise      Granted to Employ-     Price    Expiration
Name                  Grant       of Option       ees in  Fiscal Year   Per Share     Date
----                 -------   ---------------    -------------------   ---------  ----------

Douglas Sanderson    12/10/01       108,333              68%              $0.60     12/10/06
Phillip Verrill      12/10/01        50,000              32%              $0.60     12/10/06
Theodore Silvester   12/10/01        16,666              N/A              $0.60     12/10/06


      The Company did not grant options in 2002.

Option Exercises in Last Fiscal Year and Option Values


                                                                Number of
                                                               Securities              Value of
                                                               Underlying             Unexercised
                                                               Unexercised           In-the-Money
                                                                Options at            Options at
                                                               December 31,           December 31,
                       Shares Acquired                       2002 Exercisable/     2002 Exercisable/
Name                   on Exercise (1)   Value Realized (2)  Unexercisable (3)     Unexercisable (4)
--------------------   ---------------   ------------------  -----------------     -----------------

Douglas Sanderson                 --                  --          275,000/--              --/--



(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2002.

(2) With respect to options exercised during the Company's fiscal year December 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options. The shares issuable upon the exercise of the options have been adjusted to reflect the one-for-six reverse split of the Company's common stock which was effective February 20, 2002.

(3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2002, the excess of the market value of the stock underlying those options (as of December 31, 2002) and the exercise price of the option. All options were exercisable at June 30, 2003.

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

Summary.

      The following sets forth certain information as of June 20, 2003, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock. The shares issuable upon the exercise of the options have not been adjusted to reflect the one-for-six reverse split of the Company's common stock which was effective February 20, 2002.

                             Total        Shares                   Remaining
                            Shares     Reserved for     Shares      Option/
                          Reserved     Outstanding     Issued As     Shares
Name of Plan              Under Plan     Options      Stock Bonus  Under Plan

Incentive Stock
    Option Plan            333,333            --          N/A        333,333
Non-Qualified Stock
    Option Plan            833,333       350,000          N/A        483,333
Stock Bonus Plan            83,333           N/A           --         83,333

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of June 20, 2003, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. All per-share data has been adjusted to reflect the one-for-six reverse split of the Company's common stock which became effective February 20, 2002.
                                       Number of             Percent of
Name and Address                        Shares (1)               Class

Douglas Sanderson                            --                    --
8920 W. Tropicana Ave.
Suite 102
Las Vegas, Nevada  89147

Phillip Verrill                              --                    --
8920 W. Tropicana Ave.
Suite 102
Las Vegas, Nevada  89147

Theodore Silvester, Jr.                 105,833 (2)              2.3%
144 Elm Street, 2nd floor
Suite 16
Biddeford, ME 04005

William Danton                         779,524                  17.1%
209 East Grand Ave.
Old Orchard Beach, ME 04064

Officers and Directors as a            105,833                   2.3%
Group (3 persons)

(1) Excludes shares issuable prior to August 31, 2003 upon the exercise of options granted to the following persons:

                             Shares Issuable
                             Upon Exercise          Option        Expiration
               Name            of Option        Exercise Price  Date of Option

Douglas Sanderson               166,666               $0.60         4/30/10
Douglas Sanderson               108,333               $0.60        12/10/06
Phillip Verrill                  50,000               $0.60        12/10/06
      Theodore Silvester, Jr.    16,666               $0.60        12/10/06

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

      As of June 21, 2002 the Company owed William Danton approximately $335,000. The amount owed to Mr. Danton represented accrued salary, loans to or on behalf of the Company, and the remainder ($127,000) due for the sale of PVA. The amount owed to Mr. Danton did not bear interest, was unsecured and was payable on demand. During the year ended December 31, 2000 the Company loaned $170,000 to Mr. Danton. The $170,000 loan to Mr. Danton bore interest at 10% per year, was unsecured and was due on December 31, 2001. During 2001, the Company and Mr. Danton agreed to offset the $170,000 loan amounts due to Danton by the Company.

      On June 22, 2002, the Company assigned its note receivable from Xertain, Inc. to Mr. Danton. At the time of the assignment, the note receivable included accrued interest and was carried on the Company's financial statements in the amount of approximately $492,600. At the time of this assignment the note was in default and the Company's ability to obtain payment on the note was uncertain. In connection with this assignment of the note, Mr. Danton forgave the approximately $165,000 in liabilities owed to him by the Company and assumed the $250,000 loan from the Saco and Biddeford Savings Institution. During the year ended December 31, 2002, the Company recorded a loss of $77,806 as a result of this transaction.

      See Item 1 of this report for information concerning the Company's acquisition of the Rainbow 21 game from Rainbow, Inc. Theodore Silvester, Jr., an officer and director of the Company, owns 20% of Team Rainbow, Inc.

      During the year ended December 31, 2001 the Company issued 222,008 shares of its common stock to four persons who were former officers, directors or otherwise affiliated with the Company in settlement of $666,025 owed to these persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number   Exhibit                                              Page Number
------   -------                                              ------------
3.1      Certificate of Incorporation                             (1)
                                                         ---------------------

3.2      Bylaws                                                   (1)
                                                         ---------------------

3.3      Certificate of Designation, preferences and rights
           of Series A preferred Stock                            (1)
                                                         ---------------------

3.4      Certificate of Designation, preferences and rights
           of Series B preferred Stock                            (1)
                                                         ---------------------

3.5      Certificate of Designation, preferences and rights
           of Series C preferred Stock                            (1)
                                                         ---------------------

10.1     Purchase & Sale Agreement between the Company
           and Video Lottery Consultants,  Inc. for Professional
           Video Associates, Inc. dated September 5, 1997,
           as amended                                             (2)
                                                         ---------------------

10.2     Amendment Agreement dated March 9, 1999 to
           Purchase Sale Agreement dated  September 5, 1997       (2)
                                                         ---------------------

10.3     Manufacturing Agreement dated as of April 24, 1997
            between Amusement World, Inc. and VLC, Inc.           (2)
                                                         ---------------------

10.4  Assignment of Manufacturing Agreement dated July 14,
          1998 between Video Lottery Consultants, Inc. &
           Fortune Entertainment Corporation (Bahamas)            (2)
                                                         ---------------------

10.5     Amendments dated September 10, 1998 and
           March 4, 1999, to Manufacturing Agreement
           Dated as of April 24, 1997                             (2)
                                                         ---------------------

10.6     Assignment of Software Release Agreement
           between William M. Danton & Fortune
           Entertainment Corporation (Bahamas)                    (2)
                                                         ---------------------

10.7     Letter Agreement between Team Rainbow,
           Inc. and the Company dated November
           19, 1997, as amended                                   (2)
                                                         ---------------------

10.8     Plan of Share Exchange between Fortune
           Entertainment Corporation, a Delaware
           corporation and Fortune Entertainment
           Corporation, a Bahama corporation, agreed
           and accepted the 14th day of October 1997              (2)
                                                         ---------------------

10.17    1998 Incentive Stock Option Plan                         (2)
                                                         ---------------------

10.18    1998 Stock Bonus Plan                                    (2)
                                                         ---------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB (File No. 0-23859) effective on December 30, 1998.

(2) Incorporated by reference, and from the same exhibit number, from the exhibits filed with the Company's annual report on Form 10-KSB for the year ending December 31, 1998.

    The Company did not file any reports on Form 8-K during the quarter ending December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

      Douglas Sanderson, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Sanderson there have been no significant changes in the

Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Fortune Entertainment Corporation:

We have audited the accompanying balance sheet of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Entertainment Corporation as of December 31, 2002, the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the accompanying consolidated financial statements, the Company has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits. Management's plans in regard to these matters are also described in
Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, #3H
Denver, Colorado
June 13, 2003

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31, 2002
ASSETS
Current assets                                       $             --

Property and equipment - net of impairment
   of $26,959                                                   5,000
                                                             --------

TOTAL ASSETS                                                 $  5,000
                                                             ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
   Checks written in excess of bank balance                     5,575
   Accounts payable and accrued liabilities                 1,503,651
   Loans payable                                              120,000
                                                            ---------
Total current liabilities                                   1,629,226
                                                            ---------

STOCKHOLDERS' (DEFICIT)
Preferred stock $0.0001 par value, convertible Class A,
   B and C Preferred stock; 5,000,000 shares authorized,
   28,143; 28,143; 32,143 shares issued and outstanding             9
Common stock, $ 0.0001 par value,30,000,000 authorized,
    4,550,341 shares issued and outstanding, respectively         455
Additional paid-in capital                                 13,277,098
Shares to be issued                                           200,000
Accumulated deficit                                       (13,884,043)
Accumulated deficit from development stage                ( 1,217,745)
                                                          ------------
Total stockholders' (deficit)                              (1,624,226)
                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 (DEFICIT)                                               $      5,000
                                                         ============










The accompanying notes are an integral part of the consolidated financial statements

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Period from
                                                                     January 1,
                                                                     2002 (date
                                                                       of new
                                                                    development
                                             For the Years Ended    stage) to
                                                 December 31,       December 31,
                                             -------------------
                                            2002           2001        2002
                                            --------------------     ---------
EXPENSES                                                     *
   Impairment of investments/property and
           equipment/intangible assets      626,960           -        626,960
   Depreciation                              12,000           -         12,000
   Bank charges and interest                 23,886           -         23,886
   Salaries and consulting fees             270,000           -        270,000
   General and administration               127,695           -        127,695
   Legal and accounting                      61,333           -         61,333
   Rent                                      32,294           -         32,294
   Travel, promotion and entertainment       10,120           -         10,120
                                         ----------  ----------     ----------
Loss from operations                      1,164,288           -      1,164,288
                                          ---------   ---------     ----------

Other income (expense):
   Other                                        887           -            877
   Interest income                           23,462           -         23,462
                                          ---------   ---------   ------------
        Total other income (expense)         24,349           -         24,349
                                         ----------   ---------   ------------

Loss from continuing operations          (1,139,939)          -   (  1,139,939)
Loss from discontinued operations      (     77,806) (5,162,522)  ( 13,961,849)
                                     --------------- -----------  ------------
Net loss                               $(1,217,745) $(5,162,522)  $(15,101,788)
                                       ============  ===========   ============

Basic and diluted loss per share      $      (0.26)  $  (  1.16)
                                      ============   ===========
Weighted average common shares
   outstanding                            4,550,341    4,439,336
                                       ============  ===========


*  Reclassified to conform with 2002 presentation





The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                                                  Additional                  Common
                                      Common Stock             Preferred Stock     Paid-in     Accumulated   Shares to
                                   Shares       Amount      Shares       Amount    Capital       Deficit     be Issued     Total
                                 ----------------------    --------------------   ----------   -----------   ----------   -------

 Balance, December 31, 2000 as
     previously  stated        4,328,333          433        88,429           9   12,611,095   (8,494,692)      197,000  4,313,845
 Adjust for additional
    liabilities                                                                                  (226,829)                (226,829)
                                --------        -----       -------     -------   ----------    ----------      --------   -------
 Restated balance, Dec. 31,
    2000                       4,328,333          433        88,429           9   12,611,095    8,721,521       197,000 (4,087,016)
 (409,481)
 Notes payable converted
     to common stock             222,008           22             -           -      666,003            -             -     666,025
 Loss for the period                   -            -             -           -            -   (5,162,522)            -  (5,162,522)

 Balance, December 31, 2001    4,550,341         455         88,429           9   13,277,098   13,884,043       197,000   (409,481)
 Common stock to be issued                                                                                        3,000       3,000
 Loss for the period                                                                           (1,217,745)               (1,217,745)
                               ---------    ---------       -------   ---------  -----------   -----------      -------  ----------
 Balance, December 31, 2002    4,550,341    $     455        88,429   $       9  $13,277,098  (15,101,788)      200,000 ($1,624,226)
                               =========    =========       =======   =========  ===========  ============      =======  ==========





The accompanying notes are an integral part of the consolidated financial statements.

                         FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             For the
                                                                           Period from
                                                                            January 1,
                                                                            2002 (date
                                                                              of new
                                                                           development
                                                 For the Year Ended      to December 31,
                                                    December 31,             2002
                                                 2002           2001
                                              ------------------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period                     $(1,217,745)   $(5,162,522)    $(15,101,788)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of intangible assets                  -        674,046        2,689,642
   Impairment of property and equipment,
      investments/intangible assets             626,960      4,050,804        4,677,764
   Depreciation                                  12,000         13,737           81,492
   Gain on sale of investments                        -              -         (154,430)
   Interest expense recovery                          -              -          (64,373)
   Investment valuation reserve                       -              -        1,034,013
   Stock-based compensation                           -              -          465,000
   Shares issued, or to be issued for services        -              -          435,435
   Management fees paid by reduction of note
      receivable                                      -         45,000           45,000
   Accrued interest income on note receivable   (23,462)       (47,189)         (70,651)
Changes in operating assets and liabilities:
   Accounts receivable                                -              -            5,270
   Prepaid expenses, deposits and other assets    5,641          5,544                -
   Accounts payable and accrued liabilities     500,044        338,201        1,796,020
                                                -------        -------       ----------
Net cash used in operating activities           (96,562)       (82,379)      (4,161,606)
                                                --------       -------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of equipment                              -              -          (47,351)
Proceeds from sale of investments                     -              -        1,511,087
Acquisition of investments                            -              -       (1,288,171)
Purchase price consideration payments                 -              -         (800,000)
Business combinations, net of cash required           -              -          (31,350)
Receipts (advances) on loans                          -              -       (1,315,000)
Loan repayments                                       -              -          637,958
                                             ----------------------------------------------
Net cash provided by (used in) investing
   activities                                         -              -       (1,332,827)
                                             -------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of loans                                                   -         (774,843)
Advances from related parties                   66,540         80,000        1,072,582
Proceeds from capital contributions                                 -        4,476,010
Share subscription received                                         -          133,610
Borrowing from unrelated parties                30,000              -          587,074
                                            -----------   ------------         -------
Net cash provided by financing activities       96,540         80,000        5,494,433
                                            ----------    ------------      -----------

NET (DECREASE) IN CASH DURING PERIOD               (22)        (2,379)               -
CASH AT BEGINNING OF PERIOD                         22          2,401                -
                                         -------------    ------------   --------------
CASH AT END OF PERIOD                   $            -   $         22    $           -
                                        ==============   ============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 -    NATURE OF BUSINESS AND LIQUIDITY

         Fortune Entertainment Corporation (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Delaware on August 25, 1997.

         The Company was involved in developing gaming and entertainment products, and as of December 31, 2001 the Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

          Going  Concern
          The Company's financial statements for the years ended December 31, 2002 and 2001 have been prepared on a going concern basis, which contemplates the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has not generated any operating revenue, and through December 31, 2002, has incurred losses of $1,139,939 from continuing operations and $13,961,849 from discontinued operations. As of December 31, 2002 the Company had a working capital deficit of $(1,629,226) and a stockholders' deficit of ($1,624,226). The Company is still a development-stage enterprise. The Company did not have any working capital at December 31, 2002. The Company must obtain additional financial resources or consider a reduction in operating costs to enable it to continue operations with available resources.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

         Goodwill and Intellectual Property
         Goodwill results from purchase business combinations and is the excess of the purchase price paid over fair value of net assets acquired. The Company has fully impaired its goodwill at December 31, 2001. Intellectual Property, consisting of Fortune Poker and Rainbow 21, was also fully impaired at December 31, 2001.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reverse Stock Split
         On February 20, 2002 a one-for-six reverse split of the Company's common stock became effective. Unless otherwise indicated, all information regarding shares issued or options granted have been adjusted to reflect this reverse stock split.

         Earnings Per Share
         SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2002, the Company had the following potentially dilutive securities outstanding:

                   Options:           437,500

         Advertising Costs
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2002 and 2001, the Company had no material advertising expense.

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

         Fortune Poker
         To the extent that the Company sub-licenses rights derived from Fortune Poker, the Company must pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company. Also commencing April 2, 1998 (the "Trigger Date"), and continuing on the annual anniversary date of the Trigger Date and every year during either the life of the patent, which forms part of the Intellectual Property, and any extension of the patent, the Company must issue common stock to Mr. Danton equivalent to the Predetermined Percentages multiplied by Net Earnings divided by the Average Share Price.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

         Rainbow 21
         Pursuant to the TRI acquisition, the Company has the following obligations:

         1. If during the last five trading days of July 2000, the simple average closing price for the shares traded on the public market ("Market Price") did not equal or exceed $2.00 per share, the Company was required to either:

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 3 -    INTELLECTUAL PROPERTY (Continued)

         Rainbow 21 (continued)
                  a. pay TRI the difference between $1,000,000 (500,000 shares @ $2.00) less an amount equal to 500,000 (pre-split) shares multiplied by the Market Price as of August 1, 2000 (the "Difference"); or

                  b. deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.

            2. To pay TRI in quarterly installments, the greater of $50,000 or 10% of the net revenues from Rainbow 21 for the twelve months ended July 31, 1999.

            3. To pay TRI in quarterly installments, the greater of $150,000 or 10% of the net revenues from Rainbow 21 for the twelve month period ended July 31, 2000.

         Any further stock issued pursuant to [1] above will be recorded at no value since the shares issued have already been valued at their maximum amount of $2.00 (pre-split) per share. The minimum payments under [2] to [3] above have been recorded as consideration payable. Any further payments will be recorded as additional consideration. The entire purchase price has been allocated to Intellectual Property.

         The Company had fully impaired all of its intellectual property at December 31, 2001.

NOTE 4 -    NOTE RECEIVABLE

         During fiscal 2000, the Company loaned $910,000 to Xertain, Inc., a related party. The loan is evidenced by a promissory note dated June 13, 2000 and was due June 13, 2002 with an initial interest rate of 7% per annum, which has subsequently been increased to 10% per annum by verbal agreement of the parties. The balance has been reduced to $507,042 at December 31, 2000 through cash payments of $155,000 and the application of charges of $284,031 from Xertain, Inc., under an occupancy and cost sharing agreement. Accrued interest of $36,073 has been added to the principal (see Note 7).

         During fiscal 2001, the outstanding balance of $507,042 was further reduced through cash payments of $40,000 and the application of charges of $45,000 from Xertain, Inc. under an occupancy and cost sharing agreement. Accrued interest of $47,189 was added to the principal. As of December 31, 2001, the note receivable had a balance of $469,231.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         On June 22, 2002, the Company assigned its note receivable from Xertain, Inc. to William H. Danton, a principal shareholder of the Company. At the time of the assignment, the note receivable included accrued interest and was carried on the Company's financial statements in the amount of approximately $492,600. At the time of this assignment the note was in default and the Company's ability to obtain payment on the note was uncertain. In connection with the assignment of the note, Mr. Danton forgave approximately $165,000 in liabilities owed to him by the Company and assumed a $250,000 loan to Saco & Biddeford Savings Institution. During the year ended December 31, 2002, the Company recorded a loss of $77,806 as a result of this transaction.

NOTE 5 -    INVESTMENTS

         Investments consist of the following:

                                                            December 31, 2002

                  Genesis Marketing and Development, LLC    $    600,000
                  Less valuation reserve                        (600,000)
                                                             ------------
                                                            $          -
                                                            =============

          In 2000, the Company acquired a 10% interest member interest (2% of Class A member interest and 8% of Class B member interest) in Genesis Marketing and Development, LLC (GMAD), a Maine limited liability company. The Company issued 1,200,000 shares of its common stock in exchange for its interest in GMAD. GMAD holds the marketing rights to a non-invasive glucose monitor that is currently awaiting FDA approval. At December 31, 2002 the Company determined that this investment was impaired and provided an allowance for the full $600,000 of this investment.

NOTE 6 -    PROPERTY AND EQUIPMENT

         Property and equipment consists of the following of:

                                                             December 31, 2002

            Furniture and equipment                            $     5,000
                                                               -----------
                 Net property and equipment                    $     5,000
                                                               ===========


Because of the Company's discontinued operations, the remaining furniture and equipment assets were written down to $5,000 at December 31, 2002.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         Depreciation expense for the years ended December 31, 2002 and 2001 was $12,000 and $13,737, respectively.

NOTE 7 -    RELATED PARTIES TRANSACTIONS

         For the years ended December 31, 2002 and 2001, the amounts due from related parties of $-0- and $170,000, respectively, consist of notes from William Danton, a former officer and director of the Company. Interest is at 10% and the notes were due December 31, 2001. During 2001, the balance of $170,000 was offset against amounts due to Danton, as agreed to by the related party.

         During 2001, the Company issued 1,332,050 (pre-split) shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4
         (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 1,322,050 (pre-split) shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission. Additionally, a former officer (director) agreed to offset a debt due to him of $170,000 against those owed to him of $250,000.

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

         During 2001 and 2000, the Company shared office space with Xertain Inc. Pursuant to the terms of an informal agreement, Fortune Entertainment Corporation agreed to reimburse Xertain Inc. for rent, utilities, office personnel and miscellaneous costs. During 2001 $45,000 of reimbursed expenses were incurred and applied as a reduction of the note receivable balance.

                       FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 -    RELATED PARTIES TRANSACTIONS (Continued)

         For the years ended December 31, 2002 and 2001, officers' salaries in the amount of $270,000 and $292,755, respectively, were incurred by the Company.

         On June 8, 2000, the Company entered into an assumption and modification agreement and assumed a loan in the amount of $250,000 from a director of the Corporation. This debt was included in loans payable as of December 31, 2001 (see Note 8).

         On June 22, 2002, the Company assigned its note receivable from Xertain, Inc. to William H. Danton, a principal shareholder of the Company. At the time of the assignment, the note receivable included accrued interest and was carried on the Company's financial statements in the amount of approximately $492,600. At the time of this assignment the note was in default and the Company's ability to obtain payment on the note was uncertain. In connection with the assignment of the note, Mr. Danton forgave approximately $165,000 in liabilities owed to him by the Company and assumed a $250,000 loan to Saco & Biddeford Savings Institution. During the year ended December 31, 2002, the Company recorded a loss of $77,806 as a result of this transaction.

NOTE 8-     LOANS PAYABLE

         Loans payable consist of the following as of December 31:

                                                              December 31, 2002

         Caulfield Management Ltd., with an original
              due date of June 30, 1999, with interest at 12%     $  50,000
         SBAS, with an original due date of September 15, 2001,
               with interest at 11%                                  40,000
         Various                                                     30,000
                                                                   ---------
                                                                   $120,000

         Interest accrued during the years ended December 31, 2002 and 2001 amounted to $18,111 and $32,854, respectively.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         The Company is currently in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note. The Company is also in default with respect to its other notes payable.

         See Note 7 regarding the loan payable to Saco & Biddeford Savings Institution.

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

            Class A:  May 20, 1998;
            Class B:  August 20, 1998; and
            Class C:  November 30, 1998

      Common stock:                                    # of shares       Value
                                                       -----------    ---------

      Balance, December 31, 2000                        4,328,332    12,115,263
         Shares issued for retirement of related
         party payable                                    222,008       666,025
                                                       ------------------------

      Balance, December 31, 2001                        4,550,341  $12,781,288
                                                     ============  ===========
      Balance, December 31, 2002                        4,550,341  $12,781,288
                                                     ============  ===========

      Class A Preferred stock:
      Balance, December 31, 1999                           32,864    $  11,623
            Shares converted to common stock                 (787)  (    1,670)
                                                          -------   ----------
            Balance, December 31, 2000                     28,143        9,953
                                                           ------   ----------
            Balance, December 31, 2001                     28,143    $   9,953
                                                           ------    ---------
            Balance December 31, 2002                      28,143    $   9,953
                                                           ======    =========

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 9 -    CAPITAL STOCK (Continued)

Common Stock (continued)
                                                      # of shares      Value

            Class B Preferred stock
            Balance, December 31, 1999                  32,864         11,623
               Shares converted to common
                   stock (pre-split)                      (787)        (1,670)
                                                       -------         ------
            Balance, December 31, 2000                  28,143        $ 9,953
                                                        ------        -------
            Balance, December 31, 2001                  28,143        $ 9,953
                                                        ------        -------
            Balance December 31, 2002                   28,143        $ 9,953
                                                        ======        =======

            Class C Preferred stock
            Balance, December 31, 1999                  36,864         13,038
               Shares converted to common
                  stock (pre-split)                       (787)        (1,670)
                                                       -------       ---------
            Balance, December 31, 2000                  32,143        $11,368
                                                        ------        -------
            Balance, December 31, 2001                  32,143        $11,368
                                                        ------        -------
            Balance December 31, 2002                   32,143        $11,368
                                                        ======        =======

            Total preferred stock, December 31, 2000    88,429        $31,274
                                                        ======        =======

            Total preferred stock, December 31, 2001    88,429        $31,274
                                                        ======        =======

            Total preferred stock, December 31, 2002    88,429        $31,274
                                                        ======        =======

         During 2001 and 2002 there were no conversions of preferred stock to common stock.

         Shares to be Issued
         As of December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 50,000 common shares and 50,000 common share purchase warrants. In addition, pursuant to an amended asset purchase agreement, the Company is required to issue 16,667 common shares at a value of $60,000.

         As of December 31, 2000, the Company had received cash in the amount of $37,000 representing subscriptions received for the issuance of 25,000 shares of common stock.

         As of December 31, 2002, the Company agreed to issued 100,000 shares, valued at $3,000, for debt financing.

         Stock Options
         Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 9 -    CAPITAL STOCK (Continued)

            Stock Options (continued)                      No. of Common
                                                          Shares Issuable
                                                         ----------------
            Balance, December 31, 2000                          426,667
               Options issued                                   183,333
               Options cancelled                                      -
               Options expired                                        -
                                                       ----------------
            Balance, December 2001                              610,000

               Options issued                                         -
               Options cancelled                                      -
               Options expired                                 (172,500)
                                                          --------------
            Balance, December 31, 2002                          437,500
                                                          =============


            At December 31, 2001, the following options were outstanding:

               No. of common       Exercise
               shares issuable      price        Date of expiration

                  72,500            $1.80         October 14,2002
                  87,500             5.40         May 22, 2003
                 100,000             4.50         Option in full force until
                                                    termination of consulting
                                                    agreement
                  83,333             1.20         April 30, 2010
                  83,333              .60         April 30, 2010
                 183,334              .60         December 10, 2006
              ----------
                 610,000

            At December 31, 2002, the following options were outstanding:

               No. of common      Exercise
               shares issuable     price          Date of expiration

                  87,500           $5.40          May 22, 2003
                  83,333            1.20          April 30, 2010
                  83,333             .60          April 30, 2010
                 183,334             .60          December 10, 2006
                 -------
                 437,500

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 9 -    CAPITAL STOCK (Continued)

         Stock Options (continued)

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

            Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company's proforma net loss and loss per share would be as presented below:

                                                       December 31,
                                                   2002            2001
                                                   ----            ----

             Net loss as reported              $(1,206,786)    $(5,162,522)
                                               ============    ===========

              Proforma net loss                $(1,206,786)    $(5,184,522)
                                               ============    ===========

              Loss per share
                Basic and diluted, as reported $    ( 0.26)    $     (1.14)
                                               =============================
                Proforma, basic and diluted    $    ( 0.26)    $     (1.14)
                                              ==============================

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 9 -    CAPITAL STOCK (Continued)

         Stock Warrants

         During the year ended December 31, 2001, -0- warrants were issued, none were exercised and 633,333 warrants expired.

         During the year ended December 31, 2002, -0- warrants were issued, -0-were exercised and -0- warrants expired.

         At December 31, 2002 and 2001 common share purchase warrants outstanding were as follows:

             No. of Common          Exercise           Date of
            Shares Issuable          Price           Expiration
            ---------------         ---------        -----------

              470,833               $   3.00       March 30, 2003


NOTE 10 -   INCOME TAXES

         At December 31, 2002, the Company has a U.S. tax net operating loss approximating $15,000,000, which will begin to expire in 2022 if not utilized. The Company may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

          The Company has non-U.S. tax net losses of approximately $569,000 resulting from operations in Canada. Of these losses, $130,000 will expire in 2004 and $439,000 in 2005.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

                      FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 10 -   INCOME TAXES (Continued)

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31, 2002
            Deferred tax assets:
            Net operating loss carryforwards           $3,395,000
            Depreciation/amortization                      14,000
            Other                                          11,000
                                                     ------------
            Total deferred tax assets                   3,420,000
            Valuation allowance                        (3,420,000)
                                                       -----------
            Net deferred taxes                       $          -
                                                     ============

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

         Commitments
         An amended agreement dated October 13, 1999, between the Company and TRI states that the Company guarantees that the Fortune Entertainment Corporation shares will have a value of $2.00 per share by August 1, 2000 or the Company will issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of Fortune Entertainment Corporation's stock was $.041 per share. The agreement with TRI is currently under renegotiation because management believes that TRI has not fulfilled its obligations related to the contract. Accordingly, no cash or shares of stock have been issued or liability recorded as of December 31, 2002 or 2001. Under the terms of the current agreement, The Company may satisfy this obligation either by the issuance of common stock or by a cash payment of $795,000 (500,000 shares at $1.59). The agreement is still under renegotiation as of the date of these financial statements. A contigency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

         The Company has included $126,829 in accrued liabilities for which it is contesting the amounts owed. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 12 -   SUPPLEMENTAL CASH FLOW INFORMATION

         On June 22, 2002, the Company assigned its note receivable from Xertain, Inc. to William H. Danton, a principal shareholder of the Company. At the time of the assignment, the note receivable included accrued interest and was carried on the Company's financial statements in the amount of approximately $492,600. At the time of this assignment the note was in default and the Company's ability to obtain payment on the note was uncertain. In consideration for the assignment of the note, Danton forgave approximately $165,000 in liabilities owed to him by the Company and assumed a $250,000 loan to Saco & Biddeford Savings Institution. During the year ended December 31, 2002, the Company recorded a loss of $77,806 as a result of this transaction and which was included in the loss from discontinued operations.

         During 2001, the Company issued 222,008 shares of its common stock to four persons who were formerly affiliated with the Company in settlement of $666,025 owed to these persons as of December 31, 2000. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of these shares of common stock. The 222,008 shares described above are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

         During 2001, a former officer (director) agreed to offset a debt due to him of $170,000 against those owed to him of $250,000.


                                                         December 31,
                                                   2002              2001
                                                   ----              ----
                 Interest paid                  $  1,500         $     -
                                                ========         ========
                 Income taxes paid              $      -         $     -
                                                ========         ========

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

         In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 13 -   STOCK OPTION AND BONUS PLANS (Continued)

         Stock Bonus Plan
         Up to 83,333 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist in whole or in part of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

         The following sets forth certain information as of December 31, 2002 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                            Shares
                           Total Shares  Reserved for   Shares      Remaining
                             Reserved    Outstanding  Issued as  Options/Shares
Name of Plan                Under Plan      Options  Stock Bonus   Under Plan
------------               -----------    ----------  ----------  ------------

Incentive Stock Option
   Plan                       333,333            -         N/A         333,333

Non-Qualified Stock
   Option Plan                833,333      350,000         N/A         483,333

Stock Bonus Plan               83,333          N/A           -          83,333

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2003. The Company does not expect that there will be a material impact from the adoption of SFAS No. 142 on consolidated financial position, results of operations, or cash flows.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of

          Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of SFAS No. 145 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June 2003.

                                  FORTUNE ENTERTAINMENT CORPORATION

                                  By  /s/ Douglas Sanderson
                                     -------------------------------------
                                     Douglas Sanderson, Chief Executive Officer
                                     and Principal Financial Officer

    Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date
/s/ Douglas Sanderson
----------------------
Douglas Sanderson                   Director               June 25, 2003

/s/ Theodore Silvester, Jr.
--------------------------
Theodore Silvester, Jr.             Director               June 25, 2003


                                  CERTIFICATION

    In connection with the Annual Report of Fortune Entertainment Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Sanderson Chief Executive and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  June 25, 2003
                                 By:  /s/ Douglas Sanderson
                                     -----------------------------------
                                      Douglas Sanderson Chief Executive
                                      Officer and Principal Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Douglas Sanderson, the Chief Executive Officer of Fortune Entertainment Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fortune Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 25, 2003                  /s/ Douglas Sanderson
                                     ---------------------------------------
                                     Douglas Sanderson, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Douglas Sanderson, the Principal Financial Officer of Fortune Entertainment Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fortune Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 25, 2003               /s/ Douglas Sanderson
                                  -----------------------------------
                                  Douglas Sanderson, Principal Financial Officer