Form 10QSB
period 2003-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2003-06-26
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2003.

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

            Delaware                                    88-0405437
----------------------------                    ---------------------------
State or other jurisdiction                        (I.R.S.) Employer
  of incorporation                                Identification No.

                        Fortune Entertainment Corporation
                        8920 W. Tropicana Ave., Suite 102
                                  Las Vegas, NV 89147
                          ---------------------------
                     Address of principal executive offices

                                 (702) 614-6124
                            ------------------------
               Registrant's telephone number, including area code

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

            Yes             X                               No    ________
                  ------------------

      As of June 25, 2003 the Company had 4,550,341 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,       December 31,
                                                   2003              2002
                                               (Unaudited)       (See Note 1)
ASSETS
Current assets
  Cash                                       $   2,669           $       --

Property and equipment, net of accumulated
  depreciation of $250                           4,750                5,000
                                             ---------            ---------

TOTAL ASSETS                                   $ 7,419               $5,000
                                               =======               ======

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Checks written in excess of bank balance          --           $    5,575
  Accounts payable and accrued liabilities   1,605,733            1,503,651
  Loans payable                                120,000              120,000
                                            ----------           ----------
     Total current liabilities               1,725,733            1,629,226

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value,
convertible Class A, B and C Preferred
  stock; 5,000,000 shares authorized,
28,143; 28,143; 32,143 shares issued and
 outstanding                                         9                    9
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 4,550,341 shares issued
  and outstanding                                  455                  455
Additional paid-in capital                  13,277,098           13,277,098
Shares to be issued                            200,000              200,000
Accumulated deficit                        (15,195,876)         (15,101,788)
                                           ------------         ------------
     Total shareholders' deficit            (1,718,314)         ( 1,624,226)
                                            -----------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                                $       7,419       $        5,000
                                         =============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)

                                                                     For the
                                                                  Period From
                                                                 January 1, 2002
                                                                 (date of new
                                      Three Months Ended      development stage)
                                           March 31,          to March 31, 2003
                                       2003         2002
EXPENSES
  Impairment                            --           --            626,960
  Depreciation                         250        3,000             12,250
  Bank charges and interest          3,942        6,126             27,828
  Salaries and consulting fees      67,500       80,000            337,500
  General and administrative         5,856        5,520            133,551
  Legal and accounting              10,035       13,071             71,368
  Rent                               6,505       12,489             38,799
  Travel and entertainment              --          500             10,120
                                   --------    --------          ------------
     Total expenses                 94,088      120,706          1,258,376

Other income (expense):
  Other                                 --       12,325                887
  Interest income                       --           --             23,462
                                -----------   ---------          ---------
     Total other income (expense)       --       12,325             24,349
                                 ----------   ---------         -----------

Loss from continuing operations    (94,088)    (108,381)        (1,234,027)
Loss from discontinued operations        -            -        (13,961,849)
                                 ---------    ----------       ------------
Net loss                           (94,088)    (108,381)       (15,195,876)

Deficit, beginning of period   (15,101,788) (13,884,043)
                                -----------  -----------
Deficit, end of period        $(15,195,876)$(13,992,424)      $(15,195,876)
                               ============ ============      =============

Basic and diluted loss per
   share                      $      (0.02)  $    (0.02)
                                ===========  ===========

Weighted average common
  shares outstanding             4,550,341     4,550,341
                              ============    ==========





The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                            For the
                                                                          Period From
                                                                        January 1, 2002
                                                                         (date of new
                                               Three Months Ended      development stage)
                                                    March 31,          to March 31, 2003
                                               2003           2002
                                             ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                     $(94,088)    $ (108,381)      (15,195,876)
Adjustments to reconcile net loss to net
    cash used in operating activities:
     Amortization of intangible assets            --             --         2,689,642
     Impairment of assets                         --             --         4,677,764
     Depreciation                                250          3,000            81,742
     Gain on sale of investments                  --             --          (154,430)
     Interest expense recovery                    --             --           (64,373)
     Investment valuation reserve                 --             --         1,034,013
     Stock-based compensation                     --             --           465,000
     Shares issued, or to be issued, for
        services                                  --             --           435,435
     Management fees paid by reduction of
        notes receivable                          --             --            45,000
     Accrued interest income on note receivable   --             --           (70,651)
Changes in operating assets and liabilities:
     Accounts receivable                          --             --             5,270
     Accounts payable and accrued liabilities 84,407         97,613         1,880,427
                                             -------       --------       -----------
Net cash used in operating activities         (9,431)        (7,768)       (4,171,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                          --             --           (47,351)
Proceeds from sale of investments                 --             --         1,511,087
Acquisition of investments                        --             --        (1,288,171)
Purchase price consideration payments             --             --          (800,000)
Business combinations, net of cash required       --             --           (31,350)
Receipts (advances) on loans                      --             --        (1,315,000)
Loan repayments                                   --             --           637,958
                                              --------     --------       ------------
Net cash provided by (used in) investing
    activities                                    --             --        (1,332,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans                                 --             --          (774,843)
Cash overdraft                                    --          8,181                --
Advances from (repayments to) related
  parties                                     12,100           (435)        1,084,682
Proceeds from capital contributions               --             --         4,476,010
Share subscription received                       --             --           133,610
Borrowing from unrelated parties                  --             --           587,074
                                           ---------      ---------        -----------
Net cash provided by (used in) financing
   activities                                 12,100          7,746         5,506,533
NET INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                            2,669            (22)            2,669
CASH AT BEGINNING OF PERIOD                       --             22                --
                                          ----------      ---------       -----------
CASH AT END OF PERIOD                        $ 2,669     $       --        $    2,669
                                          ==========     ===========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003

1. UNAUDITED STATEMENTS

      The balance sheet as of March 31, 2003, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2003 and 2002, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2003 and for all periods presented, have been made.

      It is suggested that these statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

New Accounting Pronouncements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company did not have any stock based compensation during the three months ended March 31, 2003.

2. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3. RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2003 the Company borrowed $11,482 from the Company's president. The loan does not bear interest and is due on demand.

4. BASIS OF PRESENTATION - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and discontinued operations, has a stockholders' deficiency and a negative working capital that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

5. CONTINGENCIES

      Effective October 1999, the Company entered into an agreement with an entity whereby the Company guaranteed that stock issued to the entity would have a value of $2.00 per share by August 1, 2000, or the Company would issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of the Company's stock was $0.41 per share. In addition, management believes that the entity did not fulfill its conditions of the agreement to the Company. Accordingly, no cash or shares of stock have been issued or liability recorded as of March 31, 2003. The agreement is currently under renegotiation. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

   As of March 31, 2003 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

   Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to fund its operating losses. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION

Item 4.  Controls and Procedures

      Douglas Sanderson, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Sanderson there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

Item 6.  Exhibits and Reports on Form 8-K

      No exhibits are filed with this report

      During the quarter ended March 31, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Fortune Entertainment Corporation


                              By  /s/ Douglas R. Sanderson
                                  --------------------------------------------
                                 Douglas R. Sanderson, Chief Executive Officer and Principal Financial Officer

                               Date: June 25, 2003



                                  CERTIFICATION

      In connection with the Quarterly Report of Fortune Entertainment Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Douglas Sanderson, the Company's Chief Executive and Principal Financial Officer, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company's operations.

Date:  June 25, 2003

                                By:   /s/ Douglas R. Sanderson
                                      ----------------------------------------
                                    Douglas R. Sanderson, Chief Executive
Officer
                                    and Principal Financial Officer

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

Date:  June 25, 2003                 /s/ Douglas Sanderson
                                     -----------------------------------------
                                     Douglas Sanderson
                                     Chief Executive Officer

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

Date:  June 25, 2003                 /s/ Douglas Sanderson
                                     -----------------------------------------
                                     Douglas Sanderson
                                     Principal Financial Officer