Form 10QSB
period 2003-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2003-09-11
CIK 1072702

7

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended JUNE 30, 2003.

                                       OR

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

      Delaware                                                88-0405437
  ---------------                                        --------------------
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

                            Yes X          No ________

      As of August 20, 2002 the Company had 4,550,341 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                              June 30,          December 31,
                                                2003                2002
                                            -----------          ----------
                                            (Unaudited)         (See Note 1)
                                     ASSETS

Current assets
  Cash                                      $    30,944          $        -
                                            -----------          ----------
     Total current assets                        30,944                   -


Property and equipment, net of accumulated
  depreciation of $500                      $     4,500               5,000
                                            -----------          ----------

TOTAL ASSETS                                $    35,444          $    5,000
                                            ===========          ==========

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
  Bank Overdraft                            $        -           $    5,575
  Accounts payable and accrued liabilities   1,715,179            1,503,651
    Loans payable                              135,400              120,000
                                            ----------           ----------
     Total current liabilities               1,850,579            1,629,226

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value,
  convertible Class A, B and C Preferred stock; 5,000,000 shares authorized, 28,143; 28,143; 32,143 shares
  issued and outstanding                             9                    9
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 4,550,341 shares
  issued and outstanding                           455                  455
Additional paid-in capital                  13,277,098           13,277,098
Shares to be issued                            200,000              200,000
Accumulated deficit                        (13,961,849)         (13,961,849)
Accumulated deficit from development
 Stage                                      (1,330,848)          (1,139,939)
                                           ------------         -----------
     Total shareholders' (deficit)       (   1,815,135)         ( 1,624,226)
                                         --------------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  (DEFICIT)                                $    35,444          $     5,000
                                          ============          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)


                                                                       For the period
                                    Three                Six           from January 1,
                                 Months Ended         Months Ended     2002 (date of new
                                   June 30,             June 30,       development stage
                                2003      2002       2003      2002     to June 30, 2003

EXPENSES
 Impairment                         -   168,475         -    336,950        626,960
 Depreciation                     250     3,000       500      6,000         12,500
 Bank charges and interest      3,581       147     7,523      7,373         31,409
 Salaries and consulting       67,500    99,350   135,000    191,900        405,000
 General and administrative     5,230     1,832    11,086     20,888        138,781
 Legal and accounting          18,510    25,437    28,545     50,937         89,878
 Rent                           2,000         -     8,505          -         40,799
 Travel and entertainment           -     1,865         -      2,669         10,120
                              -------   -------   -------    -------       --------

     Total expenses            97,071   300,106   191,159    616,717      1,355,447

Other income (expense):
 Other                            250         -       250          -          1,137
 Interest income                    -    12,001         -     24,595         23,462
                              -------   -------   -------    -------       --------
Total other income (expense)      250    12,001       250     24,595         24,599

Loss from continuing
 operations                   (96,821) (288,105) (190,909)  (592,122)    (1,330,848)
Loss from discontinued
 Operations                         -         -         -          -     (13,961,849)
                              -------   -------   -------    -------       --------
Net loss                      (96,821) (288,105) (190,909)  (592,122)    (15,292,697)

Deficit, beginning of
 period                  (15,195,876)(8,798,709)(15,101,788)(8,494,692)            -
Deficit,
 end of period           (15,292,697)(9,086,814)(15,292,697)(9,086,814)  (15,292,697)

Basic and diluted
 loss per share          $   (0.02)   $   (0.06)       (.04)     (0.13)

Weighted average common
  shares outstanding     4,550,341    4,565,079   4,550,341  4,454,075





The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   For the Period
                                                                   From January 1,
                                              Six Months Ended   2002 (date of new
                                                  June 30,       development stage)
                                              2003        2002    to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss for the period                  $(190,909)  $(592,122)     (15,214,847)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization of intangible assets            -     336,950        2,689,642
     Impairment of assets                         -           -        4,677,764
     Depreciation                               500       6,000           81,992
     Gain on sale of investments                  -           -         (154,430)
     Interest expense recovery                    -           -          (64,373)
     Investment valuation reserve                 -           -        1,034,013
     Stock-based compensation                     -           -          465,000
     Shares issued, or to be issued,
      for services                                -           -          435,435
     Management fees paid by reduction
      of notes receivable                         -           -           45,000
     Accrued interest income on note
      Receivable                                  -           -          (70,651)
 Changes in operating assets and liabilities:
     Accounts receivable                          -           -            5,270
     Prepaid and other assets                     -       5,544                -
     Accounts payable and accrued
      Liabilities                           193,853     144,648        1,912,023
                                            -------     -------        ---------
Net cash provided by (used in)
 operating activities                         3,444     (98,980)      (4,158,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                          -           -          (47,351)
Proceeds from sale of investments                 -           -        1,511,087
Acquisition of investments                        -           -       (1,288,171)
Purchase price consideration payments             -           -         (800,000)
Business combinations, net of cash required       -      60,606          (31,350)
Receipts (advances) on loans                      -           -       (1,315,000)
Loan repayments                                   -           -          637,958
                                               ----      ------       ----------
Net cash (used in) investing activities           -      60,606       (1,332,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans                                 -           -         (774,843)
Cash overdraft                                    -           -                -
Advances from related parties                27,500           -        1,100,082
Proceeds from capital contributions               -           -        4,476,010
Share subscription received                       -           -          133,610
Borrowing from unrelated parties                  -      40,000          587,074
                                             ------    --------       ----------
Net cash provided by financing activities    27,500      40,000        5,521,933

NET INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                          30,944       1,626           30,944
CASH AT BEGINNING OF PERIOD                       -       2,401                -
                                            -------     -------        ---------
CASH AT END OF PERIOD                       $30,944     $ 4,027        $  30,944



The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

1.    UNAUDITED STATEMENTS

The balance sheet as of June 30, 2003, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2003 and 2002, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at June 30, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

New Accounting Pronouncements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company did not have any stock based compensation during the six months ended June 30, 2003.

2.    PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3.    RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003 the Company borrowed $15,400 from the Company's president. The loan does not bear interest and is due on demand.

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

5.    CONTINGENCIES

Effective October 1999, the Company entered into an agreement with an entity whereby the Company guaranteed that stock issued to the entity would have a value of $2.00 per share by August 1, 2000, or the Company would issue cost or shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of the Company's stock was $0.41 per share. In addition, management believes that the entity did not fulfill its conditions of the agreement to the Company. Accordingly, no cash or shares of stock have been issued or liability recorded as of June 30, 2003. The agreement is currently under renegotiation. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

            MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

As of June 30, 2003 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

Item 6.  Exhibits and Reports on Form 8-K

No exhibits are filed with this report

During the quarter ended June 30, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FORTUNE ENTERTAINMENT CORPORATION


                                    By  /s/ Douglas R. Sanderson
                                        --------------------------------
                                        Douglas R. Sanderson, Chief Executive
                                        Officer and Principal Financial Officer

Date: August 18, 2003

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

Date:  August 18, 2003

                                    By:   /s/ Douglas R. Sanderson
                                          -------------------------------
                                         Douglas R. Sanderson, Chief Executive
                                         Officer and Principal Financial Officer

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

Date:  August 18, 2003                    /s/ Douglas Sanderson
                                          -------------------------------
                                          Douglas Sanderson
                                          Chief Executive Officer

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

Date:  August 18, 2003                    /s/ Douglas Sanderson
                                          ------------------------------
                                          Douglas Sanderson
                                          Principal Financial Officer