Form 10QSB
period 2003-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2003-12-03
CIK 1072702

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended SEPTEMBER 30, 2003.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-30292


                        FORTUNE ENTERTAINMENT CORPORATION

             Delaware                                       88-0405437
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

            Yes             X                               No    ________
                  ------------------

      As of December 1, 2003 the Company had 4,550,341 outstanding shares of common stock.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                              September 30,       December 31,
                                                  2003                2002
                                              -------------       ------------
                                               (Unaudited)        (See Note 1)

                                     ASSETS
Current assets
  Cash                                        $           -       $          -
                                              -------------       ------------
     Total current assets                                 -                  -

Property and equipment, net of accumulated
  depreciation of $750 and $0                         4,250              5,000
                                              -------------       ------------

TOTAL ASSETS                                  $       4,250       $      5,000
                                              =============       ============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities
  Bank Overdraft                              $       7,715       $      5,575
  Accounts payable and accrued liabilities        1,777,678          1,503,651
  Loans payable                                     135,400            120,000
                                                 ----------       ------------
     Total current liabilities                    1,920,793          1,629,226

SHAREHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, convertible
 Class A, B and C Preferred stock; 5,000,000 shares
 authorized, 28,143; 28,143; 32,143 shares
  issued and outstanding                                 9                   9
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 4,550,341 shares issued
  and outstanding                                      455                 455
Additional paid-in capital                      13,277,098          13,277,098
Shares to be issued                                200,000             200,000
Accumulated (deficit)                          (13,961,849)        (13,961,849)
Accumulated (deficit) during development stage  (1,432,256)         (1,139,939)
                                              -------------       ------------
     Total Shareholders' (Deficit)              (1,916,543)         (1,624,226)
                                              -------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  (DEFICIT)                                   $      4,250        $      5,000
                                              ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)

                                                                                    For the
                                                                                  Period From
                                                                                January 1, 2002
                                                                                  (Date of New
                                                                                Development Stage)
                                 Three Months Ended       Nine Months Ended     to September 30,
                                    September 30,           September 30              2003
                                 ------------------       -----------------     ------------------
                                 2003          2002       2003         2002
                                 ----          ----       ----         ----
EXPENSES
  Impairment                 $        -    $  400,001  $        -   $  400,001      $  626,960
  Depreciation                      250         3,000         750        9,000          12,750
  Bad debt                        7,500             -       7,500            -           7,500
  Bank charges and interest       3,350         4,200      10,873       18,822          34,759
  Salaries and consulting fees   67,500        81,000     202,500      231,000         472,500
  General and administrative      3,110         7,320      14,196       33,505         141,891
  Legal and accounting           10,530             -      39,075       22,571         100,408
  Rent                            6,000         4,000      14,505       26,185          46,799
  Travel and entertainment        3,000         2,950       3,000        3,450          13,120
                          ------------------------------------------------------------------------
     Total expenses             101,240       502,471     292,399      744,534       1,456,687

Operating (Loss)               (101,240)     (502,471)   (292,399)    (744,534)     (1,456,687)

Other income (expense)
  Other                            (168)          747          82       13,072             969
  Interest income                     -             -           -       23,462          23,462
                          ------------------------------------------------------------------------
Total other income (expense)       (168)          747          82       36,534          24,431
                          ------------------------------------------------------------------------

(Loss) from continuing
   operations                  (101,408)     (501,724)   (292,317)    (708,000)     (1,432,256)
(Loss) from discontinued
   operations                         -             -           -      (77,806)    (13,961,849)
                          ------------------------------------------------------------------------

Net (Loss)                     (101,408)     (501,724)   (292,317)    (785,806)    (15,394,105)
Deficit, beginning of
   period                   (15,292,697)  (13,941,296) (15,101,788) (13,657,214)
Deficit, end of
   period                  $(15,394,105) $(14,443,020)$(15,394,105)$(14,443,020)  $(15,394,105)

Basic and diluted loss
  per share                $(      0.02) $(      0.11)$(     0.06) $(      0.17)
                                ==============================================================

Weighted average common
  shares outstanding          4,550,341     4,550,341   4,550,341     4,550,341
                            =============  ===========  ==========   ============




The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                For the Period from
                                                                                January 1, 2002 (date
                                                      Nine Months Ended         of new development
                                                        September 30,                stage) to
                                                      2003         2002           September 30, 2003
                                                      ----         ----         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                            $ (292,317) $ (785,806)          $ (15,394,105)
Adjustments to reconcile net loss to net
 cash used in operating activities:
     Amortization of intangible assets                      -           -               2,689,642
     Impairment of assets                                   -     400,001               4,677,764
     Depreciation                                         750       9,000                  82,242
     Gain on sale of investments                            -           -                (154,430)
     Interest expense recovery                              -           -                 (64,373)
     Investment valuation reserve                           -           -               1,034,013
     Stock-based compensation                               -           -                 465,000
     Shares issued, or to be issued, for services           -       3,000                 435,435
     Settlement expense                                     -      77,806                       -
     Management fees paid by reduction of notes receivable  -           -                  45,000
     Accrued interest income on note receivable             -     (23,462)                (70,651)
Changes in operating assets and liabilities:
     Accounts receivable                                    -           -                   5,270
     Prepaid expenses, deposits and other assets            -           -                       -
     Accounts payable and accrued liabilities         274,027     261,213               2,070,047
                                                  -----------  ----------             -----------
Net cash used in operating activities                 (17,540)    (58,248)            ( 4,179,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                    -           -                 (47,351)
Proceeds from sale of investments                           -           -               1,511,087
Acquisition of investments                                  -           -              (1,288,171)
Purchase price consideration payments                       -           -                (800,000)
Business combinations, net of cash required                 -           -                 (31,350)
Receipts (advances) on loans                                -           -              (1,315,000)
Loan repayments                                             -           -                 637,958
                                                  -----------  ----------             -----------
Net cash provided by (used in) investing activities         -           -              (1,332,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of loans                                           -      (8,181)               (774,843)
Cash overdraft                                          2,140      11,826                   2,140
Advances from (repayments to) related parties          15,400      24,581               1,087,982
Proceeds from capital contributions                         -           -               4,476,010
Share subscription received                                 -           -                 133,610
Borrowing from unrelated parties                            -      30,000                 587,074
                                                  -----------  ----------             -----------
Net cash provided by (used in) financing activities    17,540      58,226               5,511,973

NET INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                                         0         (22)                      -
CASH AT BEGINNING OF PERIOD                                 -          22                       -
                                                  -----------  ----------             -----------
CASH AT END OF PERIOD                             $         0  $        -             $         -
                                                  ===========  ==========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

1. UNAUDITED STATEMENTS

The balance sheet as of September 30, 2003, the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2003 and 2002, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2003 and for all periods presented, have been made.

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

3. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003 the Company borrowed $15,400 from the Company's president. In addition, the Company's president paid $16,719 in costs on behalf of the Company during the nine months ended September 30, 2003. The advances payable do not bear interest and are due on demand.

4  BASIS OF PRESENTATION - GOING CONCERN

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

During July 2003, the Company's bank reversed a $7,500 deposit from 2001. The bank contends that the Company was unauthorized to deposit these funds. The Company believes it was authorized to deposit these funds based on their contract with the entity disputing the deposit, and plans to fight this matter vigorously. Management believes there are no additional checks or deposits in dispute. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

As of December 1, 2003 the Company did not have any commitments from any source to provide capital and the Company did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

Since inception the Company has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company needs additional financing on an ongoing basis to fund its operating losses. There can be no assurance that such financing will continue to be available at all, or on terms acceptable to the Company.

ITEM 3. CONTROLS AND PROCEDURES

Douglas Sanderson, the Company's Chief Executive Officer and Phillip Verrill, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Sanderson and Mr. Verrill there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Number             Description

       31               Rule 13a-14(a) Certifications
       32               Section 1350 Certifications

(b) Reports on Form 8-K

     During the quarter ending September 30, 2003 the Company did not file any reports on Form 8-K.

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


                        Fortune Entertainment Corporation


                              By /s/ Douglas R. Sanderson
                                 ---------------------------------------
                                 Douglas R. Sanderson, Chief Executive Officer


                              By  /s/ Phillip Verrill
                                 Phillip Verrill, Principal Financial Officer

                              Date: December 3, 2003