Form 10KSB
period 2003-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2004-05-17
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from:  ______________ to ______________

                       Commission file number:   0-30292

                       FORTUNE ENTERTAINMENT CORPORATION
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           DELAWARE                                88-0405437
-------------------------------           -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

         8687 West Sahara Avenue, Suite 150, Las Vegas, Nevada 89117
         ------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                   Issuer's telephone number: (702) 614-6124

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ X ]

State issuer's revenues for its most recent fiscal year:  $0.

As of May 12, 2004 the aggregate market value of the Common Stock held by non-affiliates, approximately 3,723,317 shares of Common Stock, was approximately $446,798 based on an average of the bid and ask prices of approximately $.12 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 12, 2004 was 4,608,674 shares.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [ X ]



                                    PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
           DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

     Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

     This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

     The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.  Description of Business.

Company History and Recent Developments

     Fortune Entertainment Corporation (the "Company") is a Delaware corporation which was incorporated on August 25, 1997. The Company was initially formed to acquire, develop, and sell casino games and capitalize on a patented technology utilized in video poker machines. The technology was promising but never gained the accreditation needed to make it marketable.

     Currently the Company has no material operations. However, management has been actively seeking business opportunities, such as a potential merger with, or acquisition of, one or more private companies.

     There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. It requires additional financing, and no assurances can be given that financing will be available in the amounts required, or that, if available, will be on terms satisfactory to the Company.

Employees

     As of December 31, 2003, the Company has two full-time employees.

Item 2.  Description of Properties.

     The Company's executive offices are located at 8687 West Sahara Ave., Suite 150, Las Vegas, Nevada, 89117. The space consists of approximately 800 square feet and the rent will increase from $1,144 to $1,806 per month commencing June 1, 2004.

Item 3.  Legal Proceedings.

     There are no pending legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2003.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

     The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "FEMT". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

     The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

     Quarter Ended                       High Bid      Low Bid

     December 31, 2003 ................    $.25        $.05
     September 30, 2003 ...............    $.06        $.015
     June 30, 2003 ....................    $.04        $.015
     March 31, 2003 ...................    $.05        $.01

     December 31, 2002 ................    $.02        $.01
     September 30, 2002 ...............    $.05        $.01
     June 30, 2002 ....................    $.05        $.05
     March 31, 2002 ...................    $.15        $.05

Holders

     As of May 12, 2004, there were 4,608,674 shares of the Company's common stock outstanding held of record by approximately 336 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

Dividends

     The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 6.  Plan of Operation.

     Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

     Management has been actively evaluating and reviewing possible business ventures and opportunities, including the acquisition of another business or other business interests that are substantially different from the past business activities of the Company.

     Unless the Company develops an active business or is able to complete a merger, acquisition with an existing business, the Company's cash requirements during the next twelve months will relate to maintaining its status as a corporate entity and complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission.

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of May 12, 2004 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

Item 7.  Financial Statements.

     The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective January 27, 2003, the Company engaged the accounting firm of Schumacher & Associates, Inc. ("Schumacher") to serve as their new principal independent certified public accountants. Schumacher replaced the accounting firm of Merdinger, Fruchter, Rosen & Corso, P.C. ("Merdinger, Fruchter") as the Company's auditor. Prior to being dismissed by the Company, Merdinger, Fruchter audited the Company's financial statements beginning with the fiscal year ended December 31, 2001. The change in the Company's auditors was recommended and approved by the Company's Board of Directors.

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

Item 8A.  Controls and Procedures.

     Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     As of December 31, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

         Name            Age       Position          Director Since
         ----            ---       --------          --------------

Douglas R. Sanderson     58      CEO, President,        June 2000
                                 & Chairman

Phillip Verrill          57      Chief Operating        July 2001
                                 Officer & Chief
                                 Financial Officer

Theodore Silvester, Jr.  56      Vice President &       July 1999
                                 Director

     The Company's directors hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors and the nominee to the Board of
Directors:

     Douglas R. Sanderson has been Chief Executive Officer, President and Chairman of the Company since June 2000. From June 1994 to March 1997 Mr. Sanderson was President of the Gaming Division of Sega Enterprises, Inc. Between March 1997 and May 2000 Mr. Sanderson was President of Sega Gaming Technology, Inc.

     Phillip Verrill has been the Company's Chief Operating Officer and Chief Financial Officer since July 2001. Mr. Verrill has been the President and Chief Executive Officer of Pallas Financial Services, Inc., a private financial consulting firm based in Nashville Tennessee, since 1983. Between 1997 and 1998 Mr. Verrill was employed by Dean Witter/the Jernigan Group. From 1984 and 1997 Mr. Verrill was an officer and director of Monitrend Investment Management, Inc., the management company for the Monitrend Mutual Funds.

     Theodore Silvester, Jr. has been the Company's Vice President and Director since July 1999. Between March 1994 and September 1997 Mr. Silvester was the director of sales and marketing for Professional Video Association, Inc., a corporation which was acquired by the Company in September 1997.

Audit Committee and Audit Committee Financial Expert Disclosure

     The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

     The Company has not adopted a formal code of ethics because a majority of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, 8687 West Sahara Ave., Suite 150, Las Vegas, Nevada 89117.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10.  Executive Compensation.

     The following table sets forth information about compensation paid to, or accrued for the benefit the executive officer who, during the years ended December 31, 2003, 2002, and 2001 earned more than $100,000.

                          Summary Compensation Table

                                             Annual Compensation
                                  --------------------------------------
         (a)              (b)        (c)        (d)           (e)
                         Year                             Other Annual
       Name and          Ended    Salary(1)   Bonus(2)   Compensation(3)
 Principal Position     June 30      ($)        ($)           ($)
---------------------   -------   ---------   --------   ---------------

Douglas R. Sanderson,    2003     $200,000      -0-            -0-
CEO                      2002     $200,000      -0-            -0-
                         2001     $200,000      -0-            -0-
________________

(1) The dollar value of base salary (cash and non-cash) accrued as salary for Mr. Sanderson. As of December 31, 2003 the amount of $733,333 is still due to Mr. Sanderson.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

                                          Long Term Compensation
                                  ----------------------------------
                                          Awards         Payouts
                                  ----------------------------------
         (a)             (b)         (f)          (g)         (h)         (i)
                         Year     Restricted
                         Ended      Stock        Shares       LTIP      All Other
       Name and        December   Award(s)(4)   Underlying   Payouts   Compensation
  Principal Position      31          ($)       Options(5)    ($)          ($)
  ------------------   --------   -----------   -----------  --------  ------------
Douglas R. Sanderson,   2003          -0-          -0-         -0-          -0-
CEO                     2002          -0-          -0-         -0-          -0-
                        2001          -0-         108,333      -0-          -0-

(4) Amounts reflect the value of the shares of the Company's Common Stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table. The shares issuable upon the exercise of the options have been adjusted to reflect the six-for-one reverse split of the Company's common stock as of February 20, 2002.

Option/SAR Grants in Last Fiscal Year

     The Company did not grant any options or stock appreciation rights ("SAR") in 2003.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended December 31 ,2003 by the person named in the Summary Compensation Table and the fiscal year end value of unexercised options.

                                                 Number of          Value of
                                             Securities Under-     Unexercised
                                             lying Unexercised     In-the-Money
                                              Options/SARs at    Options/SARs at
                       Shares       Value         FY-End(#)         FY-End($)
                    Acquired on   Realized     Exercisable/        Exercisable/
     Name           Exercise(#)   ($)(n1)      Unexercisable     Unexercisable(n1)
---------------     -----------   --------   -----------------   -----------------
Doulgas R.              -0-         N/A        275,000 / -0-         -0- / -0-
 Sanderson, CEO


(n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or
fiscal year end, respectively.   At December 31, 2003, all options held by Mr.
Sanderson were out-of-the money (the exercise prices were greater than the market price).

Long Term Incentive Plans-Awards in Last Fiscal Year

     The Company did not grant any LPTI Awards in 2003.

Employee Pension, Profit Sharing or Other Retirement Plans

     Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Employment Agreements

     In May 2000 the Company entered into an employment agreement with Douglas
R. Sanderson, CEO, President & Chairman of the Company for a five year term. The employment agreement provides for the following: an annual salary of $200,000, plus bonuses as approved by the Company's Board of Directors; an automobile allowance of $200 per month; two weeks paid vacation; disability benefits; premium payments for a $300,000 term life insurance policy with the beneficiary to be designated by Mr. Sanderson; participation in any group medical, group life insurance or any other employee benefit plan maintained by the Company and reimbursement for country club dues in the amount of approximately $500 per month. Pursuant to the agreement, the company granted options to Mr. Sanderson to purchase 83,333 shares of underlying common stock at an exercise price of $0.60, expiring April 30, 2010; and options for 83,333 shares of underlying common stock at an exercise price of $1.20 expiring April 30, 2010.

     In the event Mr. Sanderson is terminated from the Company without cause or he resigns due to constructive termination, the Company would be required to pay his base salary as well as any benefits that Mr. Sanderson would otherwise have received under any group medical, group life or similar plan maintained by the Company for its employees. For purposes of the employment agreement, the term "constructive termination" is defined as: a material change in Mr. Sanderson's authority, duties or activities; if Mr. Sanderson is removed as Chairman of the Board of Directors or as Chief Executive Officer; if his salary or benefits under any employee benefit plan or program are reduced; if Mr. Sanderson's office is relocated outside of the Las Vegas, Nevada metropolitan area; or if any successor to the Company fails to assume the Company's obligations under the employment agreement.

     On January 2, 2002, the Company entered into an employment agreement with Phillip R. Verrill, CFO, of the Company for a five year term. The employment agreement provides for the following: an annual salary of $70,000 for the years of 2002 and 2003 and an annual salary of $100,000 in years three though five, $60,000 paid in monthly payments and $40,000 deferred until a time to be determined by the board, plus bonuses as approved by the Company's Board of Directors; two weeks paid vacation; disability benefits; participation in any group medical, and group life insurance or any other employee benefit plan maintained by the Company.

     In the event Mr. Verrill is terminated from the Company without cause or he resigns due to constructive termination, the Company would be required to pay his base salary as well as any benefits that Mr. Verrill would otherwise have received under any group medical, group life or similar plan maintained by the Company for its employees. For purposes of the employment agreement, the term "constructive termination" is defined as: a material change in Mr. Verrill's authority, duties or activities; if Mr. Verrill is removed as Chief Executive Officer; if his salary or benefits under any employee benefit plan or program are reduced; if Mr. Verrill's office is relocated outside of the Las Vegas, Nevada metropolitan area; or if any successor to the Company fails to assume the Company's obligations under the employment agreement.

Compensation of Directors

     At the present time the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Stock Option and Bonus Plans

     The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan ("collectively referred to as the "Plans"). The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise their administration. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

     At the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option, or any part of any option, is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company, or at the time a non-employee ceases to perform services for the Company, any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors, payment for the shares of Common Stock underlying the options may be paid through the delivery of shares of the Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

     Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

     The Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval, make any amendment which would materially modify the eligibility requirements for the Plans, increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company, reduce the minimum option price per share, extend the period for granting options or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Incentive Stock Option Plan.

     The Incentive Stock Option Plan (the "Plan") authorizes the issuance of options to purchase up to 333,333 post-split shares of the Company's Common Stock. Only officers and employees of the Company may be granted options pursuant to the Plan.

     In order to qualify for incentive stock option treatment under the Internal Revenue Code, the options granted pursuant to the Plan must be exercised no later than the expiration of thirty (30) days after the date on which an option holder's employment is terminated or the expiration of one year after the date on which an option holder's employment is terminated, if such termination is due to the Employee's disability or death. In the event of an option holder's death while employed by the Company, his legatees or distributees may exercise, prior to the option's expiration, any unexercised option.

     The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year, may not exceed $100,000. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant. The purchase price per share of Common Stock purchasable under an option is determined by the board but cannot be less than the fair market value of the Common Stock on the date of the option grant or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock.

Non-Qualified Stock Option Plan.

     The Non-Qualified Stock Option Plan (the "Plan") authorizes the issuance of options to purchase up to 833,333 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the board but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan.

     Up to 83,333 shares of Common Stock may be granted under the Stock Bonus Plan (the "Plan"). Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth, as of May 12, 2004 the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                             Amount and Nature of      Percent Owned
Name and Address of          Beneficial                Beneficially and
Beneficial Owner (1)         Ownership (1) (2)         of Record (3)
--------------------         --------------------      ----------------

Douglas R. Sanderson (4)           275,000                   5.6%
8687 West Sahara Ave.
Suite 150
Las Vegas, Nevada  89117

Phillip Verrill (5)                 50,000                   1.1%
8687 West Sahara Ave.
Suite 150
Las Vegas, Nevada  89117

Theodore Silvester, Jr. (6)        122,499                   2.6%
144 Elm Street, 2nd floor
Suite 16
Biddeford, Maine 04005

William Danton                     779,524                  16.9%
209 East Grand Ave.
Old Orchard Beach, Maine 04064

Officers and Directors as a        447,499                   8.9%
Group (3 persons)

_______________________

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding, if any.

(3) Based upon 4,608,674 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Sanderson is an officer and director of the Company. Beneficial ownership figure includes 275,000 shares underlying options.

(5) Mr. Verrill is an officer and director of the Company. Beneficial ownership figure includes 50,000 shares underlying options.

(6) Mr. Silvester is an officer and director of the Company. Beneficial ownership figure includes 16,666 shares underlying options.


Equity Compensation Plan Information

     The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2003:

                                                                   Number of securi-
                                                                   ties available
                          Number of securi-                        for future
                          ties to be issued                        issuance under
                          upon exercise       Weighted-average     compensation plans
                          of outstanding      exercise             (excluding securi-
                          options, warrants   price of options     ties reflected
                          and rights          warrants and rights  in column (a))
    Plan category               (a)                  (b)                 (c)
-------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders:

A. Incentive Stock
   Plan                          -0-                 N/A                333,333

B. Non-Qualified Stock
   Option Plan                 349,000               $.74               483,334

C. Stock Bonus Plan              -0-                 N/A                 83,333
-------------------------------------------------------------------------------------
Equity Compensation
Plans not approved
by security
holders                          N/A                 N/A                  N/A
-------------------------------------------------------------------------------------
Total                          349,000               $.74                900,000
-------------------------------------------------------------------------------------

As of December 31, 2003, the Company had three Equity Compensation Plans in effect, each of which are described above in Item 10.

Item 12.  Certain Relationships And Related Transactions

     As of June 21, 2002, the Company owed William Danton, a beneficial shareholder of the Company, approximately $335,000 which represented accrued salary, loans to or on behalf of the Company, and the remainder in the amount of $127,000 for the sale of Professional Video Association, Inc. The amount owed to Mr. Danton did not bear interest, was unsecured and payable on demand.

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

Item 13.  Exhibits and Reports on Form 8-k

(a)   Exhibits

Exhibit
Number      Description

   3.1 Certificate of Incorporation currently in effect (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

   3.2      Bylaws currently in effect (Incorporated by reference to Exhibit
            2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

   3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

   3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

   3.5 Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Registration Statement Form 10-SB (File No. 0-23859) effective December 30, 1998).

  10.17     1998 Incentive Stock Option Plan (Incorporated by reference to
            Exhibit 10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).

  10.18     1998 Stock Bonus Plan (Incorporated by reference to Exhibit
            10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).

  31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

  31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

  32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

  32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by Schumacher & Associates, Inc. ("Schumacher"), as well as the fees charged by Schumacher for such services. In its review of non-audit service fees and its appointment of Schumacher as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining Schumacher's independence. All of the services provided and fees charged by Schumacher in 2003 were pre-approved by the Board of Directors.

Audit Fees

The aggregate fees billed for professional services rendered by Schumacher & Associates, Inc. for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2003 and 2002 were $12,000 and $6,000, respectively.

Audit-Related Fees

There were no other fees billed by Schumacher & Associates, Inc. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed for professional services rendered by Schumacher & Associates, Inc. for tax compliance for services in fiscal years 2003 and 2002.

All Other Fees

There were no other fees billed by Schumacher & Associates, Inc. during the last two fiscal years for products and services provided by Schumacher & Associates, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fortune Entertainment Corporation
Las Vegas, NV

We have audited the accompanying balance sheet of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2003, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the accompanying consolidated financial statements, the Company is in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, #3H
Denver, Colorado

April 30, 2004

                      FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                         December 31, 2003
                                                         -----------------
ASSETS
Current assets
 Cash                                                     $           89

Property and equipment - net of impairment of $26,959,
 and accumulated depreciation of $1,000                            4,000
                                                          --------------
TOTAL ASSETS                                              $        4,089
                                                          ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
 Accounts payable and accrued liabilities                      1,787,320
 Loans payable                                                   120,000
                                                          --------------
Total current liabilities                                      1,907,320
                                                          --------------
Commitments and Contingencies (Notes 1,6,7,8,10,
 12, and 13)                                                        -

STOCKHOLDERS' (DEFICIT)
Preferred stock $0.0001 par value, convertible Class A,
 B and C Preferred stock; 5,000,000 shares authorized,
 4,691, 4,691, 5,357 shares issued and outstanding                     1
Common stock, $ 0.0001 par value,30,000,000 authorized,
 4,608,674 shares issued and outstanding                             461
Additional paid-in capital                                    13,402,100
Shares to be issued                                              200,000
Accumulated deficit                                          (13,996,849)
Accumulated deficit during development stage                  (1,508,944)
                                                          --------------
Total stockholders' (deficit)                                 (1,903,231)
                                                          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)             $        4,089
                                                          ==============

















The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Period from January 1,
                                                                2002 (date of new
                                       For the Years Ended      development stage)
                                          December 31,           to December 31,
                                     ------------------------ ----------------------
                                        2003         2002              2003
                                     ---------    -----------      ------------
EXPENSES
 Impairment of investments/property
  and equipment/intangible assets    $    -       $   626,960      $    626,960
 Depreciation                            1,000         12,000            13,000
 Salaries and consulting fees          270,000        270,000           540,000
 General and administration             22,922        127,695           150,617
 Legal and accounting                   31,545         61,333            92,878
 Rent                                   16,855         32,294            49,149
 Travel, promotion and entertainment     5,119         10,120            15,239
                                     ---------    -----------      ------------
Total Operating Expenses               347,441      1,140,402         1,487,843
                                     ---------    -----------      ------------
Operating (Loss)                      (347,441)    (1,140,402)       (1,487,843)

Other income (expense):
 Other                                   5,366            887             6,253
 Interest income                          -            23,462            23,462
 Interest expense                      (26,930)       (23,886)          (50,816)
                                     ---------    -----------      ------------
     Total other income (expense)      (21,564)           463           (21,101)
                                     ---------    -----------      ------------
Loss from continuing operations       (369,005)    (1,139,939)       (1,508,944)
Loss from discontinued operations      (50,000)       (77,806)      (13,996,849)
                                     ---------    -----------      ------------
Net loss                             $(419,005)   $(1,217,745)     $(15,505,793)
                                     =========    ===========      ============
Basic and diluted loss per share     $   (0.09)   $     (0.26)
                                     =========    ===========
Weighted average common shares
 outstanding                         4,608,674      4,608,674
                                     =========    ===========













The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                                                         Accumulated
                                         Preferred     Addi-                               Deficit
                         Common Stock      Stock       tional     Common                   During
                      ---------------- -------------   Paid-In   Shares to  Accumulated  Development
                       Shares   Amount Shares Amount   Capital   be Issued    Deficit       Stage         Total
                      --------- ------ ------ ------ ----------- --------- ------------- ------------ ------------
Balance, December 31,
2001 as previously
stated                4,608,674    461 14,739      1  13,277,100   197,000  (13,884,043)        -        (409,481)

Adjust for settlement
of accounts payable
by related party                                         125,000      -          15,000         -         140,000
                      --------- ------ ------ ------ ----------- --------- ------------- ------------ ------------
Restated balance,
Dec. 31, 2001         4,608,674    461 14,739      1  13,402,100   197,000  (13,869,043)        -        (269,481)

Common stock to be
issued                     -       -     -         -        -        3,000         -            -           3,000

Loss for the period        -       -     -         -        -         -         (77,806)  (1,139,939)  (1,217,745)
                      --------- ------ ------ ------ ----------- --------- ------------- ------------ ------------

Balance, December 31,
2002                  4,608,674    461 14,739      1  13,402,100   200,000  (13,946,849)  (1,139,939)  (1,484,226)

Loss for the period        -       -     -         -        -         -         (50,000)    (369,005)    (419,005)
                      --------- ------ ------ ------ ----------- --------- ------------- ------------ ------------

Balance, December 31,
2003                  4,608,674 $  461 14,739 $    1 $13,402,100 $ 200,000 $(13,996,849) $(1,508,944) $(1,903,231)
                      ========= ====== ====== ====== =========== ========= ============= ============ ============





















The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Period from January 1,
                                                                2002 (date of new
                                       For the Years Ended      development stage)
                                          December 31,           to December 31,
                                     ------------------------ ----------------------
                                        2003         2002              2003
                                     ---------    -----------      ------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period              $(419,005)   $(1,217,745)     $(1,508,944)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Impairment of property and
   equipment, investments/
   intangible assets                      -           626,960          626,960
  Depreciation                           1,000         12,000           13,000
  Accrued interest income on note
   receivable                             -           (23,462)         (23,462)
Changes in operating assets and
 liabilities:
  Prepaid expenses, deposits and
   other assets                           -             5,641            5,641
  Accounts payable and accrued
   liabilities                         361,399        494,469          733,659
                                     ---------    -----------      ------------
Net cash used in operating
 activities                            (56,606)      (102,137)         (153,146)
                                     ---------    -----------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash provided by (used in)
 investing activities                     -              -                 -
                                     ---------    -----------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related parties           56,606         66,540           123,146
Checks written in excess of
 bank balance                             -             5,575              -
Borrowing from unrelated parties          -            30,000            30,000
                                     ---------    -----------      ------------
Net cash provided by financing
 activities                             56,606        102,115           153,146
                                     ---------    -----------      ------------

NET (DECREASE) IN CASH DURING
 PERIOD                                   -               (22)             -
CASH AT BEGINNING OF PERIOD               -                22              -
                                     ---------    -----------      ------------
CASH AT END OF PERIOD                $    -       $      -         $       -
                                     =========    ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002

(1)  SUMMARY OF ACCOUNTING POLICIES, AND DESCRIPTION OF BUSINESS

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

Basis of Presentation - Going Concern
-------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is attempting to raise additional capital and is seeking a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker, Inc. (Delaware) (formerly known as Professional Video Association, Inc.).

Financial Statement Presentation
--------------------------------

Certain classifications in the December 31, 2002 financial statements have been changed to conform with the current year presentation.

                       FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(1)  SUMMARY OF ACCOUNTING POLICIES, AND DESCRIPTION OF BUSINESS (Continued)

Use of Estimates
----------------

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

Revenue Recognition
-------------------

The Company currently has no significant source of revenues. Revenue from the sale of goods or services will be recognized when the significant risks and rewards of ownership are transferred to the buyer.

Cash and Cash Equivalents
-------------------------

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit worthy financial institutions.

Property and Equipment
----------------------

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

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(1)  SUMMARY OF ACCOUNTING POLICIES, AND DESCRIPTION OF BUSINESS (Continued)

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, note receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of the Company's financial instruments approximate fair value due to the relatively short maturities of the instruments and market value interest rates on debt.

Long-lived Assets
-----------------

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on fair value of the assets, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Stock-Based Compensation
------------------------

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

Reverse Stock Split
-------------------

On February 20, 2002 a one-for-six reverse split of the Company's common stock became effective. Unless otherwise indicated, all information regarding shares issued or options granted have been adjusted to reflect this reverse stock split.

Earnings Per Share
------------------

SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2003, the Company had 350,000 potentially dilutive securities outstanding.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(1)  SUMMARY OF ACCOUNTING POLICIES, AND DESCRIPTION OF BUSINESS (Continued)

Advertising Costs
-----------------

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2003 and 2002, the Company had no material advertising expense.

Development Stage Company
-------------------------

Fortune Entertainment Corporation is a new developmental stage company as of January 1, 2002. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

Risks and Uncertainties
-----------------------

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(1)  SUMMARY OF ACCOUNTING POLICIES, AND DESCRIPTION OF BUSINESS (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Income taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other
-----

The Company has selected December 31 as its fiscal year end.

The company has paid no dividends.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

All of the Company's assets are located in the United States.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(2)  INTELLECTUAL PROPERTY

Intellectual property, prior to discontinued operations, consisted of patented software inventions known, respectively, as Fortune Poker and Rainbow 21. Fortune Poker was acquired through a purchase and sale agreement with William Danton and Video Lottery Consultants, Inc. (the "Danton Group"). Rainbow 21 was acquired through an Asset Acquisition Agreement with Team Rainbow, Inc. ("TRI").

Fortune Poker
-------------

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

The Agreement provides the following definitions for this formula:

     * Predetermined Percentages are 2% in year one, 3% in year two, 4% in year three, 5% in year four and 10% in year 5 and thereafter, provided that the percentage will automatically increase to 10% once Net Earnings are at least $10,000,000.

     * Net Earnings represents earnings from the revenues derived from the Intellectual Property before income tax, depreciation and amortization.

     * Average Share Price refers to the average trading price of the Company's common stock on the NASD OTC Bulletin Board for the last 30 trading days of the fiscal year.

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

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(2)  INTELLECTUAL PROPERTY (Continued)

Rainbow 21
----------

Pursuant to the TRI acquisition, the Company has the following obligations:

1. If during the last five trading days of July 2000, the simple average closing price for the shares traded on the public market ("Market Price") did not equal or exceed $2.00 per share, the Company was required to either:

     a. pay TRI the difference between $1,000,000 (500,000 shares at $2.00) less an amount equal to 500,000 (pre-split) shares multiplied by the Market Price as of August 1, 2000 (the "Difference"); or

     b. deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.

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

(3)  NOTE RECEIVABLE

During fiscal 2000, the Company loaned $910,000 to Xertain, Inc., a related party. The loan is evidenced by a promissory note dated June 13, 2000 and was due June 13, 2002 with an initial interest rate of 7% per annum, which was increased to 10% per annum by verbal agreement of the parties. The balance was reduced to $507,042 at December 31, 2000 through cash payments of $155,000 and the application of charges of $284,031 from Xertain, Inc., under an occupancy and cost sharing agreement. Accrued interest of $36,073 was added to the principal (see Note 6). During fiscal 2001, the outstanding balance of $507,042 was further reduced through cash payments of $40,000 and the application of charges of $45,000 from Xertain, Inc. under an occupancy and cost sharing agreement. Accrued interest of $47,189 was added to the principal. As of December 31, 2001, the note receivable had a balance of $469,231.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(3)  NOTE RECEIVABLE (Continued)

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

(4)  INVESTMENTS

Investments consist of the following:

                                                       December 31, 2003
                                                       -----------------
     Genesis Marketing and Development, LLC              $    600,000
     Less valuation reserve                                  (600,000)
                                                         ------------
                                                         $       -
                                                         ============

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

(5)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       December 31, 2003
                                                       -----------------
     Furniture and equipment                               $   5,000
      Less accumulated depreciation                           (1,000)
                                                           ---------
     Net property and equipment                            $   4,000
                                                           =========

Because of the Company's discontinued operations, the remaining furniture and equipment assets were written down to $5,000 at December 31, 2002. Depreciation expense for the years ended December 31, 2003 and 2002 was $1,000 and $12,000, respectively.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(6)  RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2003 and 2002, officers' salaries in the amount of $270,000 and $270,000, respectively, were incurred by the Company.

On June 8, 2000, the Company entered into an assumption and modification agreement and assumed a loan in the amount of $250,000 from a director of the Corporation. This debt was assumed by the director in 2002 as described in the following paragraph.

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

(7)  NOTES PAYABLE

Notes payable consist of the following as of December 31:

                                                         December 31, 2003
                                                        -----------------
Note payable, with an original due date of June 30,
 1999, interest at 12%                                      $   50,000
Note payable, with an original due date of September
 15, 2001, interest at 11%                                      40,000
Note payable, with an original due date of October 1,
 2002, interest at 20%                                          30,000
                                                            ----------
                                                            $  120,000
                                                            ==========

Interest accrued during the years ended December 31, 2003 and 2002 amounted to $26,930 and $18,111, respectively.

The Company is currently in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note. The Company is also in default with respect to its other notes payable.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(8)  CAPITAL STOCK

Common Stock
------------

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

     Class A:  May 20, 1998;
     Class B:  August 20, 1998; and
     Class C:  November 30, 1998

     Common stock:                                # of shares
                                                  -----------
     Balance, December 31, 2002                    4,608,674
                                                   =========
     Balance, December 31, 2003                    4,608,674
                                                   =========

                                                  # of shares
                                                  -----------
     Class A Preferred stock:

     Balance, December 31, 2002                        4,691
                                                   ---------
     Balance, December 31, 2003                        4,691
                                                   =========

     Class B Preferred stock:

     Balance, December 31, 2002                        4,691
                                                   ---------
     Balance December 31, 2003                         4,691
                                                   =========
     Class C Preferred stock:

     Balance, December 31, 2002                        5,357
                                                   ---------
     Balance December 31, 2003                         5,357
                                                   =========

     Total preferred stock, December 31, 2002         14,739
                                                   =========
     Total preferred stock, December 31, 2003         14,739
                                                   =========

During 2002 and 2003 there were no conversions of preferred stock to common stock.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(8)  CAPITAL STOCK (Continued)

Shares to be Issued
-------------------

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

Stock Options
-------------

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                               No. of Common Shares Issuable
                                               -----------------------------
     Balance, December 31, 2001                            610,000
      Options issued                                          -
      Options cancelled                                       -
      Options expired                                     (172,500)
                                                          --------
     Balance, December 2002                                437,500
       Options issued                                         -
       Options cancelled                                      -
       Options expired                                     (87,500)
                                                          --------
     Balance, December 31, 2003                            350,000
                                                          ========

At December 31, 2003, the following options were outstanding:

      No. of common
     shares issuable     Exercise price     Date of expiration
     ---------------     --------------     ------------------

         83,333              1.20             April 30, 2010
         83,333               .60             April 30, 2010
        183,334               .60             December 10, 2006
        -------
        350,000

                      FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(8)  CAPITAL STOCK (Continued)

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

There were no stock options granted during the years ended December 31, 2003 and 2002.

Stock Warrants
--------------

At December 31, 2002, there were 470,833 warrants outstanding. These warrants expired during the year ended December 31, 2003, 470,833. There were no outstanding warrants as of December 31, 2003.

(9)  INCOME TAXES

As of December 31, 2003, the Company had an estimated net operating loss carry forward of $15,500,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2023, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward         $ 2,867,500
     Deferred income tax allowance               (2,867,500)
                                                -----------
     Net deferred income tax asset                     -
                                                ===========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate       (15.00)%
     State tax (benefit) net of Federal benefit     (3.50)
     Valuation allowance                            18.50
                                                   ------
     Tax provision (benefit)                        00.00

(10) COMMITMENTS AND CONTINGENCIES

Commitments
-----------

An amended agreement dated October 13, 1999, between the Company and TRI states that the Company guaranteed that the Fortune Entertainment Corporation shares would have a value of $12.00 per share by August 1, 2000 or the Company

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 and 2002

(10) COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (continued)
-------------

would pay cash or issue shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of Fortune Entertainment Corporation's stock was $2.46 per share. The agreement with TRI is currently under negotiation because management believes that TRI has not fulfilled its obligations related to the contract. Under the terms of the amended agreement, The Company may satisfy this obligation either by the issuance of common stock or by a cash payment of $795,000 (83,333 post reverse-split shares at $9.54). The agreement is under negotiation as of the date of these financial statements, however, a settlement of $50,000 is estimated and recorded as a liability at December 31, 2003. All amounts in this paragraph have been adjusted to reflect the reverse split of one for six (see Note 1). A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

(11) SUPPLEMENTAL CASH FLOW INFORMATION

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

(12) STOCK OPTION AND BONUS PLANS

A summary description of each Plan follows: in some cases these three Plans are collectively referred to as the "Plans". This plan was adopted during 1998.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 and 2002

(12) STOCK OPTION AND BONUS PLANS (Continued)

Incentive Stock Option Plan
---------------------------

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

Non-Qualified Stock Option Plan
-------------------------------

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

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002

(12) STOCK OPTION AND BONUS PLANS (Continued)

Stock Bonus Plan
----------------

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

Other Information Regarding the Plans
-------------------------------------

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

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002

(12) STOCK OPTION AND BONUS PLANS (Continued)

Other Information Regarding the Plans (continued)
-------------------------------------------------

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

The following sets forth certain information as of December 31, 2003 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                 Shares
                  Total Shares   Reserved for   Shares        Remaining
                  Reserved       Outstanding    Issued as     Options/Shares
Name of Plan      Under Plan     Options        Stock Bonus   Under Plan
------------      ------------   ------------   -----------   --------------

Incentive Stock
Option Plan         333,333           -             N/A           333,333

Non-Qualified
Stock Option
Plan                833,333        350,000          N/A           483,333

Stock Bonus Plan     83,333          N/A             -             83,333

(13) SUBSEQUENT EVENT

Effective January 31, 2004, the Company entered into a three year lease agreement for office space. Initial monthly rent is $1,144, and increases to $1,806 effective June 2004.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FORTUNE ENTERTAINMENT CORPORATION



Dated: May 17, 2004               By: /s/ Douglas R. Sanderson
                                      Douglas R. Sanderson, Chief Executive
                                      Officer


Dated: May 17, 2004               By: /s/Phillip Verrill
                                      Phillip Verrill, Chief Financial and
                                      Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  By: /s/ Douglas R. Sanderson
                                      Douglas R. Sanderson, Director

                                  Date: May 17, 2004


                                  By: /s/ Phillip Verrill
                                      Phillip Verrill, Director

                                  Date: May 17, 2004


                                  By: /s/ Theodore Silvester, Jr.
                                      Theodore Silvester, Director

                                  Date: May 17, 2004




























                                 EXHIBIT INDEX

Exhibit Number and Brief Description

3.1 Certificate of Incorporation currently in effect (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.2 Bylaws currently in effect (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.6 Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Registration Statement Form 10-SB (File No. 0-23859) effective December 30, 1998).

10.17 1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit
      10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.18 1998 Stock Bonus Plan (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).