Form 10QSB
period 2004-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2004-05-20
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to ______________

                        Commission file number: 0-30292


                       FORTUNE ENTERTAINMENT CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in it charter)

             DELAWARE                               88-0405437
---------------------------------       ---------------------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)


         8687 West Sahara Avenue, Suite 150, Las Vegas, Nevada  89117
         ------------------------------------------------------------
                  (Address of principal executive offices)


                                (702) 614-6124
                         ---------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [ ]     No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2004, the issuer had 4,608,674 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]






                                     INDEX

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - March 31, 2004
              (Unaudited) and December 31, 2003 ....................    3

              Consolidated Statements of Operations & Deficit -
              Three Months Ended March 31, 2004 and 2003 and
              January 1, 2003 to March 31, 2004 ....................    4

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2004 and 2003 and
              January 1, 2003 to March 31, 2004 ....................    5

              Notes to Condensed Consolidated Financial
              Statements ...........................................    6

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................    8

     Item 2.  Changes in Securities ................................    8

     Item 3.  Defaults upon Senior Securities ......................    8

     Item 4.  Submission of Matters to a Vote of Security Holders ..    8

     Item 5.  Other Information ....................................    8

     Item 6.  Exhibits and Reports on Form 8-K .....................    8

Signatures .........................................................   10

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   2004            2003
                                                -----------    ------------
                                                (Unaudited)    (See Note 1)

ASSETS
 Current assets
  Cash                                          $      2,842   $         89
  Prepaid expense                                      1,175           -
                                                ------------   ------------
                                                       4,017             89

 Property and equipment, net of accumulated
  depreciation of $1,250 and $1,000                    3,750          4,000

Other                                                  1,577           -
                                                ------------   ------------
TOTAL ASSETS                                    $      9,344   $      4,089
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current liabilities
  Accounts payable and accrued liabilities         1,904,951      1,787,320
  Loans payable                                      120,000        120,000
                                                ------------   ------------
     Total current liabilities                     2,024,951      1,907,320

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, con-
 vertible Class A, B and C Preferred stock;
 5,000,000 shares authorized, 4,691;
 4,691; 5,357 shares issued and outstanding               1              1
Common stock, $0.0001 par value, 30,000,000
 shares authorized, 4,608,674 shares issued
 and outstanding                                         461            461
Additional paid-in capital                        13,402,100     13,402,100
Shares to be issued                                  200,000        200,000
Accumulated (deficit)                            (13,996,849)   (13,996,849)
Accumulated (deficit) during development stage    (1,621,320)    (1,508,944)
                                                ------------   ------------
     Total shareholders' deficit                  (2,015,607)   ( 1,903,231)
                                                ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $      9,344   $      4,089
                                                ============   ============






The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                 (UNAUDITED)

                                                         For the Period From
                               Three Months ended           January 1, 2002
                                   March 31,                 (date of new
                          ----------------------------    development stage)
                               2004             2003      to March 31, 2004
                          ------------    ------------   -------------------
EXPENSES
 Impairment                       -               -               626,960
 Depreciation                      250             250             13,250
 Salaries and consulting
  fees                          75,000          67,500            615,000
 General and administrative     24,059           5,856            174,676
 Legal and accounting            5,000          10,035             97,878
 Rent                            1,600           6,505             50,749
 Travel and entertainment        2,000            -                17,239
                          ------------    ------------       ------------
     Total expenses            107,909          90,146          1,595,752

Operating (Loss)              (107,909)        (90,146)        (1,595,752)

Other income (expense):
 Other                            -               -                 6,253
 Interest income                  -               -                23,462
 Interest (expense)             (4,467)         (3,942)           (55,283)
                          ------------    ------------       ------------
     Total other income
      (expense)                 (4,467)         (3,942)           (25,568)
                          ------------    ------------       ------------

Loss from continuing
 operations                   (112,376)        (94,088)        (1,621,320)
Loss from discontinued
 operations                       -               -           (13,996,849)
                          ------------    ------------       ------------
Net loss                      (112,376)        (94,088)       (15,618,169)

Deficit, beginning of
 period                    (15,505,793)    (15,101,788)
                          ------------    ------------
Deficit, end of period    $(15,618,169)   $(15,195,876)      $(15,618,169)
                          ============    ============       ============

Basic and diluted loss
 per share                $      (0.02)   $      (0.02)
                          ============    ============

Weighted average common
  shares outstanding         4,608,674       4,608,674
                          ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                 For the Period From
                                      Three Months ended           January 1, 2002
                                          March 31,                 (date of new
                                 ----------------------------     development stage)
                                     2004             2003        to March 31, 2004
                                 ------------    ------------    -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss for the period         $   (112,376)   $    (94,088)     $  (1,621,320)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Impairment of property and
    equipment, investments/
    intangible assets                    -               -               626,960
   Depreciation                           250             250             13,250
   Accrued interest income on
    note receivable                      -               -               (23,462)
 Changes in operating assets
  and liabilities:
   Prepaid expense and other           (2,752)           -                 2,889
   Accounts payable and accrued
    liabilities                        90,878          84,407            824,626
 Net cash used in operating      ------------    ------------      -------------
  activities                          (24,000)         (9,431)          (177,057)

CASH FLOWS FROM INVESTING
ACTIVITIES:                                                                 -
                                 ------------    ------------      -------------
Net cash provided by (used in)
 investing activities                    -               -                  -

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Advances from related parties         26,753         12,100             149,899
 Borrowing from unrelated parties        -              -                 30,000
 Net cash provided by (used in)
  financing activities                 26,753         12,100             179,899

NET INCREASE (DECREASE) IN CASH
DURING THE PERIOD                       2,753          2,669               2,842

CASH AT BEGINNING OF PERIOD                89           -                   -
                                 ------------    ------------      -------------
CASH AT END OF PERIOD            $      2,842    $      2,669      $       2,842
                                 ============    ============      =============





The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

1.   UNAUDITED STATEMENTS

The balance sheet as of March 31, 2004, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2004 and 2003, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3.   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 the Company borrowed $26,753 from two shareholders of the Company. The loans do not bear interest and are due on demand.

4.  BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company is in default on its notes payable and various accounts payable, has suffered recurring losses from operations and discontinued operations, has a stockholders' deficiency and a negative working capital that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of March 31, 2004 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

Item 3.  Controls and Procedures.

     Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number      Description
-------     -----------

  3.1       Certificate of Incorporation currently in effect
            (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective
            December 30, 1998)

  3.2 Bylaws currently in effect (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

  3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

  3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

  3.5 Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Registration Statement Form 10-SB (File No. 0-23859) effective December 30, 1998)

 10.17      1998 Incentive Stock Option Plan (Incorporated by reference to
            Exhibit 10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998)

 10.18      1998 Stock Bonus Plan (Incorporated by reference to Exhibit
            10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998)

 31.1 Section 302 Certification by the Corporation's Chief Executive Officer (Filed herewith)

 31.2 Section 302 Certification by the Corporation's Chief Financial Officer (Filed herewith)

 32.1 Section 906 Certification by the Corporation's Chief Executive Officer (Filed herewith)

 32.2 Section 906 Certification by the Corporation's Chief Financial Officer (Filed herewith)


     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2004.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORTUNE ENTERTAINMENT CORPORATION




                                      By /s/ Douglas R. Sanderson
                                         Douglas R. Sanderson
                                         Chief Executive Officer



                                      By /s/ Phillip Verrill
                                         Phillip Verrill
                                         Principal Financial Officer

Date:  May 19, 2004

                                 EXHIBIT INDEX


Exhibit No.   Description

   3.1 Certificate of Incorporation currently in effect (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

   3.2 Bylaws currently in effect (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

   3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

   3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998)

   3.5 Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Registration Statement Form 10-SB (File No. 0-23859) effective December 30, 1998)

  10.17       1998 Incentive Stock Option Plan (Incorporated by reference to
              Exhibit 10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998)

  10.18       1998 Stock Bonus Plan (Incorporated by reference to Exhibit
              10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998)

  31.1 Section 302 Certification by the Corporation's Chief Executive Officer (Filed herewith)

  31.2 Section 302 Certification by the Corporation's Chief Financial Officer (Filed herewith)

  32.1 Section 906 Certification by the Corporation's Chief Executive Officer (Filed herewith)

  32.2 Section 906 Certification by the Corporation's Chief Financial Officer (Filed herewith)