Form 10QSB
period 2004-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2004-08-12
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004, the issuer had 18,122,614 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]








                                     INDEX


                                                                    Page
PART I - FINANCIAL INFORMAITON

     Item 1.  Financial Statements

              Consolidated Balance Sheets - June 30, 2004
              (Unaudited) and December 31, 2003 ....................   3

              Consolidated Statements of Operations & Deficit -
              Three Months Ended June 30, 2004 and 2003 ............   4

              Consolidated Statements of Operations & Deficit -
              Six Months Ended June 30, 2004 and 2003 and
              January 1, 2002 to June 30, 2004 ....................    5

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2004 and 2003 and
              January 1, 2002 to June 30, 2004 ....................    6

              Notes to Condensed Consolidated Financial
              Statements ..........................................    7

     Item 2.  Plan of Operation ...................................    9

     Item 3.  Controls and Procedures .............................    9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................  10

     Item 2.  Changes in Securities ................................  10

     Item 3.  Defaults upon Senior Securities ......................  11

     Item 4.  Submission of Matters to a Vote of Security Holders ..  11

     Item 5.  Other Information ....................................  11

     Item 6.  Exhibits and Reports on Form 8-K .....................  11

Signatures .........................................................  12

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30       December 31,
                                                  2004            2003
                                               ------------    -----------
                                               (Unaudited)     (See Note 1)
     ASSETS
Current assets
  Cash                                         $     66,418    $         89
  Advance to affiliate                              181,423            -
                                               ------------    ------------
                                                    247,841              89
Property and equipment, net of accumulated
  depreciation of $1,500 and $1,000                   4,150           4,000
Deposits                                              1,577            -
Trademark                                             2,500            -
                                               ------------    ------------
TOTAL ASSETS                                   $    256,068    $      4,089
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities     $  1,527,770    $  1,787,320
  Loans payable                                     120,000         120,000
                                               ------------    ------------
     Total current liabilities                    1,647,770       1,907,320

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, convertible
  Class A, B and C Preferred stock; 5,000,000
  shares authorized, 4,691; 4,691; 5,357 shares
  issued and outstanding                                  1               1
Common stock, $0.0001 par value, 30,000,000
  shares authorized, 19,022,614 and 4,608,674
  shares issued and outstanding at June 30,
  2004 and December 31, 2003, respectively            1,812             461
Additional paid-in capital                       14,486,444      13,402,100
Shares to be issued                                 124,100         200,000
Accumulated deficit                             (13,996,849)    (13,996,849)
Accumulated deficit during development stage     (2,007,210)     (1,508,944)
                                               ------------    ------------

     Total shareholders' deficit                 (1,391,702)     (1,903,231)
                                               ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                                      $    256,068    $      4,089
                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                  (UNAUDITED)

                                                    Three Months Ended
                                                         June 30
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------

REVENUES                                       $       -       $       -

EXPENSES
  Depreciation                                          250             250
  Salaries and consulting fees                      330,000          67,500
  General and administrative                         13,762           5,230
  Legal and accounting                               36,211          18,510
  Rent                                                  612           2,000
  Travel and entertainment                            7,408            -
                                               ------------    ------------
     Total expenses                                 388,243          93,490
                                               ------------    ------------

Net operating (loss)                               (388,243)        (93,490)

Other income (expense):
  Other                                               5,353             250
  Interest expense                                   (3,000)         (3,581)
                                               ------------    ------------
     Total other income (expense)                     2,353          (3,331)
                                               ------------    ------------

Net loss                                           (385,890)        (96,821)

Deficit, beginning of period                    (15,618,169)    (15,195,876)
                                               ------------    ------------
Deficit, end of period                         $(16,004,059)   $(15,292,697)
                                               ============    ============

Basic and diluted loss per share               $      (0.03)   $      (0.02)
                                               ============    ============
Weighted average common
  shares outstanding                             11,595,906       4,550,341
                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                  (UNAUDITED)

                                                         For the Period From
                                 Six Months ended           January 1, 2002
                                    June 30,                 (date of new
                           ---------------------------    development stage)
                               2004           2003         to June 30, 2004
                           ------------   ------------   -------------------

REVENUES                   $       -      $       -         $       -

EXPENSES
  Impairment                       -              -              626,960
  Depreciation                      500            500            13,500
  Salaries and consulting
   fees                         405,000        135,000           945,000
  General and administrative     37,821         11,086           183,085
  Legal and accounting           41,211         28,545           134,089
  Rent                            2,212          8,505            51,362
  Travel and entertainment        9,408           -               24,646
                           ------------   ------------      ------------
     Total expenses             496,152        183,636         1,978,642
                           ------------   ------------      ------------
     Net operating (loss)      (496,152)      (183,636)       (1,978,642)

Other income (expense):
  Other                           5,353            250             6,253
  Interest expense               (7,467)        (7,523)          (58,283)
  Interest income                  -              -               23,462
                           ------------   ------------      ------------
     Total other income
      (expense)                  (2,114)        (7,273)          (28,568)

Loss from continuing
  operations                   (498,266)      (190,909)       (2,007,210)
Loss from discontinued
  operations                       -              -          (13,996,849)
                           ------------   ------------      ------------
Net loss                       (498,266)      (190,909)      (16,004,059)

Deficit, beginning of
 period                     (15,505,793)   (15,101,788)
                           ------------   ------------
Deficit, end of period     $(16,004,059)  $(15,292,697)
                           ============   ============
Basic and diluted loss
 per share                 $      (0.06)  $      (0.04)
                           ============   ============

Weighted average common
  shares outstanding          8,801,013      4,550,341
                          =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                     For the Period From
                                              Six Months ended        January 1, 2002
                                                  June 30,              (date of new
                                          -----------------------     development stage)
                                             2004        2003         to June 30, 2004
                                          ---------   ----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss for the period                  $(498,266)  $(190,909)        $(2,007,210)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Impairment of assets                        -           -               626,960
   Stock issued for services                255,000        -               255,000
   Depreciation                                 500         500             13,500
   Accrued interest income on note
    receivable                                 -           -               (23,462)
 Changes in operating assets and
  liabilities:
   Advance to affiliate                    (181,423)       -              (181,423)
   Deposits and prepaid expenses             (1,577)       -                 4,064
   Accounts payable and accrued
    liabilities                             163,342     193,853            897,090
                                          ---------   ---------         ----------
 Net Cash Provided by (Used in)
  operating activities                     (262,424)      3,444           (415,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment         (650)       -                  (650)
 Investment in Trademark                     (2,500)       -                (2,500)
                                          ---------   ---------         ----------
 Net Cash (Used in) Investing Activities     (3,150)       -                (3,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common shares                      280,150        -               280,150
 Advances from related parties               51,753      27,500            174,899
 Borrowing from unrelated parties              -           -                30,000
                                          ---------   ---------         ----------
 Net Cash Provided By Financing
  Activities                                331,903      27,500            485,049

NET INCREASE (DECREASE) IN CASH
 DURING THE PERIOD                           66,329      30,944             66,418
CASH AT BEGINNING OF PERIOD                      89        -                  -
                                          ---------   ---------         ----------
CASH AT END OF PERIOD                     $  66,418   $  30,944         $   66,418
                                          =========   =========         ==========
Schedule of non-cash financing and
 investing activities:
  Stock issued for liabilities            $ 474,645   $    -            $  474,645

Supplemental cash flow information:
 Cash paid for interest                   $    -      $    -            $     -
 Cash paid for income taxes               $    -      $    -            $     -

The accompanying notes are an integral part of the consolidated financial statements.
                                      6




                       FORTUNE ENTERTAINMENT CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

1.   UNAUDITED STATEMENTS

     The balance sheet as of June 30, 2004, the statements of operations and the statements of cash flows for the three and six month periods ended June 30, 2004 and 2003, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at June 30, 2004 and for all periods presented, have been made.

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

3.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2004 the Company borrowed $51,753 from a shareholder of the Company. In May 2004, the Company issued common stock in exchange for these advances. See Note 5.

4.   BASIS OF PRESENTATION   GOING CONCERN

     The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company is in default on its notes payable and various accounts payable and has suffered recurring losses from operations and discontinued operations, has a stockholders' deficiency and a negative working capital that raise substantial
doubts about its ability to continue as a going concern.   Management is
attempting to raise additional capital.

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

5.   COMMON STOCK

     During May 2004, the Company issued 3,300,000 shares to an entity controlled by a shareholder for consulting services. During June 30, 2004, the Company issued 3,485,334 shares of common stock for $260,650 in a private placement. During the three months ended June 30, 2004, the Company issued 6,328,606 shares of common stock in exchange for liabilities valued at $474,645. Also during the three months ended June 30, 2004, the Company issued 100,000 shares to a shareholder for consulting fees. Also during the three months ended June 30, 2004, the Company issued a total of 300,000 shares of common stock to three individuals according to prior agreements, which had been previously recorded in the financial statements as Shares to be issued.

6.   COMMITMENTS

     During April 2004, the Company entered into an agreement with an entity controlled by a shareholder to provide consulting services in exchange for 3,300,000 shares of common stock. These shares were issued during May 2004.

Item 2.  Plan of Operation.

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

During the quarter, the Company settled numerous outstanding debts due to affiliates and third-parties by issuing shares of common stock (as described in Part II, Item 2, below).

The Company also raised approximately $260,000 through a private placement of its common stock. The Company intends to use the proceeds of the offering primarily for the acquisition of another business or for use in an acquired business.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings   None.


Item 2.   Changes in Securities.

     A. Effective May 22, 2004, the Company issued an aggregate amount of 9,455,273 shares of common stock to an aggregate of five persons for the following purposes:

          * 933,333 shares were issued to Phillip Verrill, an officer and director of the Company, in exchange for $70,000 of deferred salaries owed to Mr. Verrill by the Company, and 5,333 shares were issued to Mr. Verrill for reimbursement of $400.00 in debt owed to Mr. Verrill by the Company.

          * 2,043,470 shares were issued to Douglas R. Sanderson, an officer and director of the Company, in exchange for $153,185.24 of debt owed to Mr. Sanderson by the Company and 2,044,444 shares were issued to Mr. Sanderson for reimbursement of $153,333.33 in deferred salaries owed to Mr. Sanderson by the Company.

          * 400,000 shares were issued to Theodore Silvester, an officer and director of the Company, in exchange for $30,000.00 of debt owed to Mr. Silvester by the Company.

          * 728,693 shares were issued to William H. Danton, a principal shareholder of the Company, in exchange for $54,651.61 of debt owed to Mr. Danton by the Company.

          * 3,300,000 shares were issued to Innovative Medical Tech Solutions ("Innovative"), as payment for consulting fees owed to Innovative by the Company. Innovative is controlled by William H. Danton.

     B. Effective May 24, 2004, the Company issued an aggregate amount of 573,333 shares of common stock to an aggregate of five persons for the following purposes:

          * 173,333 shares were issued to Mr. Verrill for reimbursement of $13,000.00 in deferred compensation owed to Mr. Verrill by the Company.

          * 200,000 shares were issued to one person in repayment of a $10,000 loan to the Company.

          * An aggregate of 200,000 shares were issued to three other persons in exchange for fees owed to each of these persons by the Company.

     C. Effective June 30, 2004, the Company issued an aggregate of 3,485,334 shares of common stock to 23 persons pursuant to a private placement offering at $.075 per share.

These transactions did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the securities. The Company believes that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Rules 504, 505 or 506 of Regulation D.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders   None.

Item 5.   Other Information   None.

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

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).


     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FORTUNE ENTERTAINMENT CORPORATION


                              By: /s/ Douglas R. Sanderson
                                  Douglas R. Sanderson, Chairman, Chief
                                  Executive Officer, President and Director

                              By: /s/ Phillip Verrill
                                  Phillip Verrill, Chief Operating Officer
                                  and Chief Financial Officer



Date: August 12, 2004

                                 EXHIBIT INDEX

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