Form 10QSB
period 2004-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2004-11-24
CIK 1072702

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________

                        Commission file number: 0-30292

                       FORTUNE ENTERTAINMENT CORPORATION
       (Exact name of small business issuer as specified in it charter)

           DELAWARE                            88-0405437
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

   8687 West Sahara Avenue, Suite 150, Las Vegas, Nevada  89117
                    (Address of principal executive offices)

                                (702) 614-6124
                         (Issuer's telephone number)

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [X]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2004, the issuer had 35,445,127 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]
















                                   INDEX


                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2004
         (unaudited) and December 31, 2003 .....................    3

         Consolidated Statements of Operations and Deficit
         (Unaudited) - Three Months Ended September 30,
         2004 and 2003 .........................................    4

         Consolidated Statements of Operations & Deficit
         (Unaudited) - Nine Months Ended September 30, 2004
         and 2003 and for the period from January 1, 2002
         (date of new development stage) to September 30, 2004 .    5

         Condensed Consolidated Statements of Cash Flow
         (Unaudited) - Nine Months Ended September 30, 2004
         and 2003 and for the period from January 1, 2002
         (date of new development stage) to September 30, 2004 .    6

         Notes to the Condensed Consolidated Financial
         Statements ............................................    7

Item 2.  Plan of Operation .....................................   10

Item 3.  Controls and Procedures ...............................   11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................   12

Item 2.  Changes in Securities .................................   12

Item 3.  Defaults upon Senior Securities .......................   12

Item 4.  Submission of Matters to a Vote of Security Holders ...   12

Item 5.  Other Information .....................................   12

Item 6.  Exhibits and Reports on Form 8-K ......................   13

Signatures .....................................................   15

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                September        December
                                                30, 2004         31, 2003
                                               -----------      -----------
                                               (Unaudited)      (See Note 1)

                     ASSETS

Current assets
 Cash                                          $     57,268      $         89
 Accounts receivable                                  4,855
 Inventory                                           34,386              -
                                               ------------      ------------
                                                     96,509                89

Property and equipment, net of accumulated
  depreciation of $1,000 and $4,314                  56,733             4,000
Deposits                                             10,342              -
Trademark                                             2,500              -
                                               ------------      ------------
TOTAL ASSETS                                   $    166,084      $      4,089
                                               ============      ============

        LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable and accrued liabilities      $  1,708,345      $  1,787,320
 Capital lease payable                                6,917              -
 Loans payable                                      120,000           120,000
                                               ------------      ------------
     Total current liabilities                    1,835,262         1,907,320

               SHAREHOLDERS' (DEFICIT):

Preferred stock, $0.0001 par value,
 convertible Class A, B and C Preferred
 stock; 5,000,000 shares authorized,
 4,691; 4,691; 5,357 shares issued and
 outstanding                                              1                 1
Common stock, $0.0001 par value, 40,000,000
 shares authorized, 35,445,127 and 4,608,674
 shares issued and outstanding at September 30,
  2004 and December 31, 2003, respectively            3,544               461
Additional paid-in capital                       15,739,573        13,402,100
Shares to be issued                                 124,100           200,000
Accumulated (deficit)                           (13,996,849       (13,996,849)
Accumulated (deficit) during development stage   (3,539,547)       (1,508,944)
                                               ------------      ------------
     Total shareholders' deficit                 (1,669,178)       (1,903,231)
                                               ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)  $    166,084      $      4,089
                                               ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                  (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                   2004              2003
                                               ------------      ------------

Sales                                          $     23,669       $      -
Cost of Goods Sold                                  (12,877)             -
                                               ------------      ------------
     Gross Profit                                    10,792              -

Operating expenses:
  Impairment                                      1,288,557              -
  Marketing                                          19,384              -
  Depreciation                                       10,000               250
  Bad Debt                                             -                7,500
  Salaries and consulting fees                      116,715            67,500
  General and administrative                         29,678             3,110
  Legal and accounting                               37,582            10,530
  Rent                                               19,869             6,000
  Travel and entertainment                           21,950             3,000
                                               ------------      ------------
     Total expenses                               1,543,735            97,890
                                               ------------      ------------
     Net operating (loss)                        (1,532,943)          (97,890)

Other income (expense):
  Other                                                 606            (3,350)
  Interest expense                                     -                 (168)
                                               ------------      ------------
     Total other income (expense)                       606            (3,518)
                                               ------------      ------------
Net loss                                         (1,532,337)         (101,408)

Deficit, beginning of period                    (16,004,059)      (15,292,697)
                                               ------------      ------------
Deficit, end of period                         $(17,536,396)     $(15,394,105)
                                               ============      ============

Basic and diluted loss per share               $      (0.06)     $      (0.02)
                                               ============      ============
Weighted average common
 shares outstanding                              26,064,844         4,550,341
                                               ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                 (UNAUDITED)

                                                           For the Period From
                                                             January 1, 2002
                                   Nine Months Ended        (date of new de-
                                     September 30,         velopment stage) to
                                  2004           2003      September 30, 2004
                              ------------   ------------  -------------------
Sales                         $     23,669   $       -        $     23,669
Cost of Goods Sold                 (12,877)          -             (12,877)
                              ------------   ------------     ------------
     Gross Profit                   10,792           -              10,792

Operating expenses:
  Impairment                     1,288,557           -           1,915,517
  Marketing                         19,384           -              19,384
  Depreciation                      10,500            750           23,500
  Bad Debt                            -             7,500             -
  Salaries and consulting fees     521,715        202,500        1,061,715
  General and administrative        67,499         14,196          212,763
  Legal and accounting              78,793         39,075          171,671
  Rent                              22,081         14,505           71,231
  Travel and entertainment          31,358          3,000           46,596
                              ------------   ------------     ------------
     Total expenses              2,039,887        281,526        3,522,377
                              ------------   ------------     ------------
     Net operating (loss)       (2,029,095)      (281,526)      (3,511,585)

Other income (expense):
  Other                              5,959             82            6,859
  Interest expense                  (7,467)       (10,873)         (58,283)
  Interest income                     -              -              23,462
                              ------------   ------------     ------------
     Total other income
      (expense)                     (1,508)       (10,791)         (27,962)
                              ------------   ------------     ------------
Loss from continuing
 operations                     (2,030,603)      (292,317)      (3,539,547)
Loss from discontinued
 operations                           -              -         (13,996,849)
                              ------------   ------------     ------------
Net loss                        (2,030,603)      (292,317)     (17,536,396)
                              ============   ============     ============
Deficit, beginning of period   (15,505,793)   (15,101,788)
                              ------------   ------------
Deficit, end of period        $(17,536,396)  $(15,394,105)
                              ============   ============
Basic and diluted loss per
 share                        $      (0.14)  $      (0.06)
                              ============   ============
Weighted average common
 shares outstanding             14,555,624      4,550,341
                              ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                           For the Period From
                                                             January 1, 2002
                                   Nine Months Ended        (date of new de-
                                     September 30,         velopment stage) to
                                  2004           2003      September 30, 2004
                              ------------   ------------  -------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss for the period      $ (2,030,603)  $   (292,317)    $ (3,539,547)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Impairment of assets          1,288,557           -           1,915,517
   Stock issued for services       255,000           -             255,000
   Depreciation                     10,500            750           23,500
   Accrued interest income on
    note receivable                   -              -             (23,462)
 Changes in operating assets
  and liabilities:
   Inventory                       (34,386)          -             (34,386)
   Accounts receivable              (4,855)          -              (4,855)
   Deposits and prepaid expenses   (10,342)          -              (4,701)
   Accounts payable and accrued
    liabilities                    180,575        274,027          914,323
   Capital lease payable             6,917           -               6,917
   Other                            42,774           -              42,774
                              ------------   ------------     ------------
Net Cash (Used in) Operating
 Activities                       (295,863)       (17,540)        (448,920)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Acquisition of property and
  equipment                        (63,233)          -             (63,233)
 Investment in Trademark            (2,500)          -              (2,500)
                              ------------   ------------     ------------
Net Cash (Used in) Investing
 Activities                        (65,733)          -             (65,733)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Sale of common shares             418,775          2,140          418,775
 Advances from related parties        -            15,400          123,146
 Borrowing from unrelated
  parties                             -              -              30,000
                              ------------   ------------     ------------
Net Cash Provided by
 Financing Activities              418,775          17,540         571,921

NET INCREASE IN CASH                57,179            -             57,268

CASH AT BEGINNING OF PERIOD             89            -               -
                              ------------   ------------     ------------
CASH AT END OF PERIOD         $     57,268   $        -       $     57,268
                              ============   ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  (UNAUDITED)

1.   UNAUDITED STATEMENTS

The balance sheet as of September 30 2004, the statements of operations and the statements of cash flows for the nine month periods ended September 30, 2004 and 2003, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2004 and for all periods presented, have been made. It is suggested that these statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), Fortune Poker Inc. (Delaware), Diabetes Education Sources, LLC (DES) (Florida), and Freedom Medical Sources, LLC (FMS) (Florida). All significant inter-company accounts and transactions have been eliminated.

3.   BASIS OF PRESENTATION - GOING CONCERN

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

4.   COMMON STOCK

During May 2004, the Company issued 3,300,000 shares to an entity controlled by a shareholder for consulting services. During June 30, 2004, the Company issued 3,485,334 shares of common stock for $260,650 in a private placement. During the three months ended June 30, 2004, the Company issued 6,328,606 shares of common stock in exchange for liabilities valued at $474,645. Also during the three months ended June 30, 2004, the Company issued 100,000 shares to a shareholder for consulting fees. Also during the three months ended June 30, 2040, the Company issued a total of 300,000 shares of common stock to three individuals according to prior agreements, which had been previously recorded in the financial statements as Shares to be issued.

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (DES) and Freedom Medical Sources, LLC (FMS), pursuant to a Membership Interest Purchase Agreement between the Company, DES and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (Alpha), an entity affiliated with DES and FMS. Pursuant to an agreement for Purchase of Assets between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS. The Company also assumed an office lease, agreed to repay an outstanding balance on a line of credit, and assumed a capital lease on the phone equipment.

During September 2004, the Company issued 560,003 shares of common stock for $42,000 cash and 1,092,510 shares of common stock for $56,425 cash in a private placement.

Effective November 4, 2004, a one for ten reverse split was approved by the shareholders of the Company but has not yet become effective.

5.   WARRANTS

On May 16, 2004, the Company issued 2,250,000 shares of common stock and granted 2,000,000 warrants to an individual for $168,750 cash. These warrants have an exercise price of $0.05 per common share, with certain allowances for a reduced exercise price of $0.045 per share. During September 2004, this individual exercised 1,000,000 warrants for $45,000 cash. The remaining 1,000,000 outstanding warrants expire in various dates in 2005. Effective August 13, 2004, the Company issued 4,670,000 shares of common stock for certain assets and liabilities as disclosed in Note 5. Subsequent to September 30, 2004, the agreement was amended to include the granting of 4,500,000 warrants at an exercise price of $0.05 per share, expiring in various dates in 2005.

6.   COMMITMENTS

Effective August 13, 2004, the Company assumed an office lease pursuant to an Agreement for Purchase of Assets with Alpha. The lease had a remaining
balance of approximately $19,287 at the time of assumption.   In addition, the
Company assumed a line of credit of approximately $45,725 and a capital lease payable of approximately $6,917. The line of credit was paid in full during August 2004.

7.   IMPAIRMENT OF GOODWILL

In connection with the acquisition of DES, FMS and certain assets and liabilities of Alpha, the Company recorded goodwill in the amount of $1,288,557. Due to continuing operating losses of DES and FMS, the company has recorded an impairment in the carrying value for the total goodwill.

8.   SUBSEQUENT EVENT

Effective November 4, 2004, the shareholders of the Company approved changing the name of the Company to Medical Solutions Corporation. Also effective November 4, 2004, a one for ten reverse split was approved by the shareholders of the Company. The name change and reverse split have not yet become effective.

Effective August 13, 2004, the Company issued 4,670,000 shares of common stock for certain assets and liabilities as disclosed in Note 5. Subsequent to September 30, 2004, the agreement was amended to include the granting of 4,500,000 warrants at an exercise price of $0.05 per share, expiring in various dates in 2005.

Item 2.  Plan of Operation.

     Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Corporation cautions investors that any forward-looking statements made by the Corporation are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Corporation's actual results could differ materially from those discussed here.

     On August 13, 2004, the Corporation acquired the outstanding equity interests in two related companies, Diabetes Education Sources, LLC ("DES") and Freedom Medical Sources, LLC ("FMS"), pursuant to a Membership Interest Purchase Agreement among the Corporation, DES and FMS. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Corporation.

     DES is a Florida limited liability company engaged in the business of creating diabetes educational programs and products for doctors, hospitals, durable medical suppliers, and other entities and individuals capable of billing Medicare and private insurance sellers, with a second line of business in consumer / patient education and manufacturer support.

     FMS is a Florida limited liability company engaged in the business of selling and distributing medically related products and maintaining contract customer service departments, with an ancillary diabetes education program.

     In a contemporaneous transaction, the Corporation acquired certain assets, and assumed certain liabilities, all of which will be used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution
("Alpha"), an entity affiliated with DES and FMS.   Pursuant to an Agreement
for Purchase of Assets between the Corporation and Alpha, the Corporation issued 4,670,000 shares of restricted common stock to Alpha in exchange for assets consisting of cash accounts, fixed assets (computer equipment, office furniture, phone system and security system), automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Corporation is canceling the loan receivables due from DES and FMS. The Corporation also assumed an office lease, agreed to repay an outstanding balance on a line of credit, and assumed a capital lease on the phone equipment. The full details of the transaction are set forth in the Agreement, which is attached as an exhibit to this current report, and is incorporated by reference herein.

     Management intends to focus the business of the Corporation exclusively on the operations of DES and FMS. DES and FMS are developing new business and clients and are on schedule according to the business projections. New operations were introduced in Nevada and several other States are soon to be activated. Although the companies have had a limited operating history, management believes that DES and FMS have sound business plans and significant growth potential.

     The financial statements for the period ended September 30, 2004, reflect these acquisitions, and include an "Impairment" of approximately $1.2 million, which is a write-off of the goodwill attributable to the acquisitions.

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of September 30, 2004 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings   None.

Item 2.  Changes in Securities.

     During the quarter ended September 30, 2004, the Corporation issued shares of common stock as follows:

     1. As described in the current report on Form 8-K dated August 13, 2004, the Corporation acquired the outstanding equity interests in two related companies, Diabetes Education Sources, LLC ("DES") and Freedom Medical Sources, LLC ("FMS"), by issuing an aggregate of 10,000,000 shares to the members of DES and FMS in exchange for 100% of the outstanding membership interests in each entity.

     2. As described in the current report on Form 8-K dated August 13, 2004, 4,670,000 shares were issued to Alpha & Omega Marketing and Distribution LLC in exchange for certain assets and the assumption of certain liabilities.

     3. An aggregate of 560,003 shares were issued to 13 persons in consideration of $.075 per share (gross proceeds of $42,000).

     4. An aggregate of 1,092,510 shares were issued to 2 persons in consideration of $.05 per share (gross proceeds of $54,625).

     5. One warrant holder exercised a warrant at an exercise price of $.045 per share, and 1,000,000 shares were issued for gross proceeds of $45,000.

     The above transactions did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information.

     Approximately four years ago, on August 15, 2000 the stockholders voted at a special meeting to increase the authorized capital from 30,000,000 shares of common stock to 40,000,000 shares of common stock. Due to an oversight, the Corporation failed to file an amendment to its certificate of Incorporation with the Delaware Secretary of State to effect the increase in authorized shares at that time. Accordingly, on October 8, 2004 the Corporation filed an amendment to its certificate of Incorporation with the Delaware Secretary of State to indicate the change in authorized shares of common stock from 30,000,000 to 40,000,000 shares.

     By written consent in lieu of a meeting dated November 4, 2004, the holders of a majority of the outstanding common stock approved the adoption and implementation of an amendment to the Certificate of Incorporation to change the Company's name from Fortune Entertainment Corporation to Medical Solutions Corporation (the "Amendment") and effect a reverse split of the Company's outstanding common stock on a 1:10 basis such that one (1) new share of common stock shall be issued for each ten (10) shares of common stock outstanding with fractional shares rounded up to the nearest whole share (the "Reverse Split"). The authorized shares of the Company and par value per share will not be affected. This action was sufficient to satisfy the applicable requirements of Delaware law that such actions were approved by the stockholders. Accordingly, the stockholders will not be asked to take further action on the Amendment at any future meeting. Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, (the "Act"), an Information Statement will be mailed to the stockholders of record as of November 4, 2004 informing them of the Amendment and the Reverse Split. Proxies will not be solicited. The Information Statement will be furnished solely for the purpose of informing the stockholders, in the manner required under the Act, of the action previously taken by the stockholders by written consent. The name change and the reverse split will be implemented sometime in January 2005, after the Corporation complies with the filing, notice and mailing requirements of the Act.

     On November 23, 2004, the Corporation entered into an Addendum to Agreement for Purchase of Assets with Alpha & Omega Marketing and Distribution. The purposes of the Addendum were to 1) to clarify that certain assets were not being acquired, and 2) to grant to Alpha & Omega a warrant to acquire an aggregate of 4.5 million shares at an exercise price of $.05 per share, exercisable in 3 tranches within the next year (after the reverse split of the common stock is implemented, the number of warrants will be 450,000 and the exercise price will be $.50 per share).

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

       Exhibit No.    Description

         2.1 Membership Interest between the Corporation and Diabetes Education Sources, LLC and Freedom Medical Sources, LLC dated August 13, 2004. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed August 13, 2004.)

         3.2 Bylaws currently in effect. (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998.)

         3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998.)

         3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998.)

         3.5 Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to
                      Exhibit 3.3 of the Registration Statement Form 10-SB (File No. 0-23859) effective December 30, 1998.)

         3.6 Certificate of Amendment currently in effect. (Filed electronically herewith.)

        10.17 1998 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998.)

        10.18         1998 Stock Bonus Plan. (Incorporated by reference to
                      Exhibit 10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998.)

        10.19 Agreement for Purchase of Assets between the Corporation and Alpha & Omega Marketing and
                      Distribution dated August 13, 2004. (Incorporated by reference to Exhibit 10.19 of the current report on Form 8-K filed August 13, 2004.)

        31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed electronically herewith.)

        31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed electronically herewith.)

        32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed electronically herewith.)

        32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed electronically herewith.)


     (b)  Reports on Form 8-K.

     The Corporation filed a current report on Form 8-K dated August 13, 2004 to announce 1) the acquisition of the outstanding equity interests in two related companies, Diabetes Education Sources, LLC ("DES") and Freedom Medical Sources, LLC ("FMS") pursuant to a Membership Interest Purchase Agreement among the Company, DES and FMS; and 2) the acquisition of certain assets and assumption of certain liabilities from Alpha & Omega Marketing and Distribution LLC.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Fortune Entertainment Corporation


                                By: /s/ Douglas R. Sanderson
                                    Douglas R. Sanderson
                                    Chairman, Chief Executive Officer,
                                    President and Director


                                By: /s/ Phillip Verrill
                                    Phillip Verrill
                                    Chief Operating Officer and
                                    Chief Financial Officer

Date: November 24, 2004