Form 10KSB
period 2004-12-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2005-05-05
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [ ]
No [ X ]

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

As of January 31, 2005 the aggregate market value of the Common Stock held by non-affiliates, approximately 18,823,672 shares of Common Stock, was approximately $941,184.00 based on an average of the bid and ask prices of approximately $.05 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of January 31, 2005 was 36,045,127 shares.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. The DES/FMS LLCs were returned to selling members along with all licensees and registrations. Cash and revenues in process will be used for payables. All shares issued, assets and liabilities transferred, remain in place.

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

Employees

     As of December 31, 2004, the Company has two full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company's executive offices are located at 8687 West Sahara Ave., Suite 150, Las Vegas, Nevada, 89117. The space consists of approximately 280 square feet and the rent is $440.

ITEM 3.  LEGAL PROCEEDINGS.

     In the fourth quarter of 2004, William Hart, the attorney terminated by the Company in 2002, filed action in CO for back salaries. The Company disputes the filing, has filed for damages and has asked for an Arbitration hearing which is scheduled for July, 2005. Additionally, Hart has filed case number 915-N in Delaware seeking actions which the Company has challenged on the basis of both fact and merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2004.

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

     Quarter Ended                       High Bid      Low Bid
     -------------                       --------      -------

Range for 4th Quarter 7-13
     December 31, 2005 ................    $.013        $.07
     September 30, 2005 ...............    $.05        $.01
     June 30, 2005 ....................    $.05        $.05
     March 31, 2005 ...................    $.15        $.05

     December 31, 2003 ................    $.25        $.05
     September 30, 2003 ...............    $.06        $.015
     June 30, 2003 ....................    $.04        $.015
     March 31, 2003 ...................    $.05        $.01

     December 31, 2002 ................    $.02        $.01
     September 30, 2002 ...............    $.05        $.01
     June 30, 2002 ....................    $.05        $.05
     March 31, 2002 ...................    $.15        $.05

Holders

     As of January 31, 2005, there were 36,045,127 shares of the Company's common stock outstanding held of record by approximately 336 persons (not including beneficial owners who hold shares at broker/dealers in "street name"). In the forth quarter, the Company sold 600,000 shares for $45,000.00 which will be issued in 2005.

Dividends

     The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of May 4, 2005 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

     Management intends to focus its diabetes product distribution business. At this time, the company has several arrangements in place and is seeking to expand into new products and business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by Item 7 and an index thereto are set forth on pages F-1 through F-20 hereto.

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

     Impairment of Goodwill.

     In connection with the acquisition of DES, FMS and certain assets and liabilities of Alpha, the Company recorded goodwill in the amount of $1,288,557. Due to continuing operating losses of DES and FMS, the company has recorded an impairment in the carrying value for the total goodwill.

     Subsequent Event.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. All shares issued and assets and liabilities transferred remain in place.

ITEM 8B. OTHER INFORMATION.  NONE.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     As of December 31, 2004, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

         Name            Age       Position          Director Since
         ----            ---       --------          --------------

Douglas R. Sanderson     59      CEO, President,     June 2000
                                 and Chairman

Phillip Verrill          59      Chief Operating     July 2001
                                 Officer and Chief
                                 Financial Officer

Theodore Silvester, Jr.  57      Vice President      July 1999
                                 and Director

Debbie Dudley            54      Director            November 2004

Bonnie Peters            53      Director            November 2004

Pavan Anand, MD          36      Director            November 2004

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

     Bonita Peters is an RN, Certified Diabetes Educator, President of Freedom Medical Sources, LLC, and a Director of Diabetes Education Sources, LLC. With over 31 years of experience as a Registered Nurse, focusing on diabetes education, her expertise clinically as well as in the home setting yields an exceptional ability to assess community need for medical products. As a Certified Diabetes Educator for the past nine years, she has specialized knowledge and experience in teaching and managing diabetes self- management programs, assessing community need for diabetes education programs, and recognizing opportunities for new diabetes product development. She also has direct experience in national marketing and sales of products through diabetes seminars, trade shows, periodicals, and conferences that would apply to existing and future product lines.

     Debra J. Dudley is an RN, a Certified Diabetes Educator, and the President of Diabetes Education Sources, LLC. She developed curriculum and implementation systems for diabetes educational programs for DES as well as for hospitals and insurance companies. Additionally, she developed and implemented disease management education programs for staff and corporate managed care accounts. The diabetes management program including patient-based collateral and video educational series are built into educational curriculum that instructs over 1,000 patients yearly. Debra has personally instructed over 20,000 patients throughout her career.

     Pavan K. Anand, MD is a Board certified Internist in private practice in Naples, Florida. He has had a special interest in diabetes since graduating from the State University of New York at Buffalo School of Medicine. Dr.Anand is a recognized Diabetes Provider by the American Diabetes Association and has worked to form local chapters on Diabetes Education. He plans to be on the Board of Fortune Entertainment.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations except for the late filing regarding new board members.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information about compensation paid to, or accrued for the benefit the executive officer who, during the years ended December 31, 2004, 2003, 2002, and 2001 earned more than $100,000.

                          Summary Compensation Table

                                             Annual Compensation
                                  --------------------------------------
         (a)              (b)        (c)        (d)           (e)
                         Year                             Other Annual
       Name and          Ended    Salary(1)   Bonus(2)   Compensation(3)
 Principal Position     June 30      ($)        ($)           ($)
---------------------   -------   ---------   --------   ---------------

Douglas R. Sanderson,    2004     $200,000      -0-            -0-
CEO                      2003     $200,000      -0-            -0-
                         2002     $200,000      -0-            -0-
                         2001     $200,000      -0-            -0-
________________

(1) The dollar value of base salary (cash and non-cash) accrued as salary for Mr. Sanderson. As of December 31, 2004 the amount of $757,500 is still due to Mr. Sanderson.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

                                         Long Term Compensation
                                  ----------------------------------
                                          Awards         Payouts
                                  ----------------------------------
         (a)             (b)         (f)          (g)         (h)         (i)
                         Year     Restricted
                         Ended      Stock        Shares       LTIP      All Other
       Name and        December   Award(s)(4)   Underlying   Payouts   Compensation
  Principal Position      31          ($)       Options(5)    ($)          ($)
  ------------------   --------   -----------   -----------  --------  ------------
Douglas R. Sanderson,   2004          -0-          -0-         -0-          -0-
CEO                     2003          -0-          -0-         -0-          -0-
                        2002          -0-          -0-         -0-          -0-
                        2001          -0-         108,333      -0-          -0-

--------------

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

Option/SAR Grants in Last Fiscal Year

     The Company did not grant any options or stock appreciation rights ("SAR") in 2004.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended December 31, 2004 by the person named in the Summary Compensation Table and the fiscal year end value of unexercised options.

                                                 Number of          Value of
                                             Securities Under-     Unexercised
                                             lying Unexercised     In-the-Money
                                              Options/SARs at    Options/SARs at
                       Shares       Value         FY-End(#)         FY-End($)
                    Acquired on   Realized     Exercisable/        Exercisable/
     Name           Exercise(#)   ($)(n1)      Unexercisable     Unexercisable(n1)
---------------     -----------   --------   -----------------   -----------------
Doulgas R.              -0-         N/A        275,000 / -0-         -0- / -0-
 Sanderson, CEO

_____________

(n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or
fiscal year end, respectively.   At December 31, 2004, all options held by Mr.
Sanderson were out-of-the money (the exercise prices were greater than the market price).

Long Term Incentive Plans-Awards in Last Fiscal Year

     The Company did not grant any LPTI Awards in 2004.

Employee Pension, Profit Sharing or Other Retirement Plans

     Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Employment Agreements

     In May 2000 the Company entered into an employment agreement with Douglas
R. Sanderson, CEO, President and Chairman of the Company for a five year term. The employment agreement provides for the following: an annual salary of $200,000, plus bonuses as approved by the Company's Board of Directors; an automobile allowance of $200 per month; two weeks paid vacation; disability benefits; premium payments for a $300,000 term life insurance policy with the beneficiary to be designated by Mr. Sanderson; participation in any group medical, group life insurance or any other employee benefit plan maintained by the Company and reimbursement for country club dues in the amount of approximately $500 per month. Pursuant to the agreement, the company granted options to Mr. Sanderson to purchase 83,333 shares of underlying common stock at an exercise price of $0.60, expiring April 30, 2010; and options for 83,333 shares of underlying common stock at an exercise price of $1.20 expiring April 30, 2010.

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

ITEM 11. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of January 31, 2005 the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                             Amount and Nature of      Percent Owned
Name and Address of          Beneficial                Beneficially and
Beneficial Owner (1)         Ownership (1) (2)         of Record (3)
--------------------         --------------------      ----------------

Douglas R. Sanderson (4)           4,087,917                 11.5%
8687 West Sahara Ave.
Suite 150
Las Vegas, Nevada  89117

Phillip Verrill (5)                1,111,999                  3.1%
8687 West Sahara Ave.
Suite 150
Las Vegas, Nevada  89117

Theodore Silvester, Jr. (6)          400,000                  1.1%
144 Elm Street, 2nd floor
Suite 16
Biddeford, Maine 04005

William Danton                     4,028,961                 11.4%
209 East Grand Ave.
Old Orchard Beach, Maine 04064

Debbie Dudley                      4,089,200                 11.4%
12751 Westlinks Dr., Suite 2
Fort Myers, FL 33913

Bonita Peters                      2,963,616                  8.4%
12751 Westlinks Dr., Suite 2
Fort Myers, FL 33913

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

Equity Compensation Plan Information

     The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2004

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
-------------------------------------------------------------------------------------

     As of December 31, 2004, the Company had three Equity Compensation Plans in effect, each of which are described above in Item 10.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. All shares issued, assets and liabilities transferred remain in place.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. All shares issued and assets transferred remain in place.

     During September 2004, the Company issued 560,003 shares of common stock for $42,000 cash and 1,092,510 shares of common stock for $56,425 cash in a private placement. During the fourth quarter of 2004, the Company issued 600,000 shares of common stock for $45,000 cash in a private placement.

     Warrants.

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

     Commitments.

     Effective August 13, 2004, the Company agreed to assume an office lease pursuant to an Agreement for Purchase of Assets with Alpha. According to the terms of the contract, the lease only had a remaining balance of $19,287 at the time of the assumption. Management believes that based on the contract disclosures, the Company's liability with respect to this matter is limited to $19,287, and has included this amount in its liabilities. Should the Company be required to pay all the remaining payments on the lease, the liability could exceed $250,000. In addition, there are contingent guarantees totaling approximately $22,000 on other related commitments. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

ITEM 13.  EXHIBITS.

Exhibit
Number     Description
-------    -----------

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

  3.6 Certificate of Amendment currently in effect (Incor-porated by reference to Exhibit 3.6 to Form 10-QSB
           (File No. 0-23859) for the quarter ended September 30,
           2004 effective November 24, 2004).

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

     Audit Fees

     The aggregate fees billed for professional services rendered by Schumacher & Associates, Inc. for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $19,325 and $15,000, respectively.

     Audit-Related Fees

     There were no other fees billed by Schumacher & Associates, Inc. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

     Tax Fees

     There were no fees billed for professional services rendered by Schumacher & Associates, Inc. for tax compliance for services in fiscal years 2004, 2003 and 2002.

     All Other Fees

     There were no other fees billed by Schumacher & Associates, Inc. during the last two fiscal years for products and services provided by Schumacher & Associates, Inc.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Fortune Entertainment Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2004 and for the period from January 1, 2002 (date of new development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Fortune Entertainment Corporation (A Development Stage Company) as of December 31, 2004, and the results of its operations, changes in stockholders' (deficit) and cash flows for the two years ended December 31, 2004 and for the period from January 1, 2002 (date of new development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company is in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholder's deficits, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

May 4, 2005

                      FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                              December 31, 2004

                                    ASSETS
Current assets
  Cash                                                   $       7,693
                                                         -------------
Total current assets                                             7,693

Property and equipment - net of accumulated
 depreciation of $2,260                                          3,390
Deposits and other                                               5,252
                                                         -------------
TOTAL ASSETS                                             $      16,335
                                                         =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable                                              844,831
 Accrued liabilities                                         1,017,778
 Loans payable                                                 193,000
                                                         -------------
Total current liabilities                                    2,055,609
                                                         -------------
Commitments and Contingencies
 (Notes 1,2,3,5,6,7,8,9,10,11)

Stockholders' (Deficit)
 Preferred stock $0.0001 par value, convertible Class A,
  B and C Preferred stock; 5,000,000 shares authorized,
  4,691, 4,691, 5,357 shares issued and outstanding                  1
 Common stock, $ 0.0001 par value,40,000,000 authorized,
  36,045,127 shares issued and outstanding                       3,605
 Additional paid-in capital                                 16,083,279
 Shares to be issued                                           124,100
 Accumulated deficit                                       (13,996,849)
 Accumulated deficit during development stage               (4,253,410)
                                                         -------------
Total stockholders' (deficit)                               (2,039,274)
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)            $      16,335
                                                         =============





The accompanying notes are an integral part of the consolidated financial statements

                      FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Period from
                                                               January 1,
                                                           2002 (date of new
                                  For the Years Ended      development stage)
                                     December 31,           to December 31,
                                  2004          2003              2004
                               -----------   -----------   ------------------
EXPENSES
 Impairment of investments/
  property and equipment/
  intangible assets            $ 1,926,110   $      -         $ 2,553,070
 Depreciation                        1,260         1,000           14,260
 Salaries and consulting fees      598,375       270,000        1,138,375
 General and administrative         52,879        22,922          203,496
 Legal and accounting              135,832        31,545          228,710
 Rent                                4,123        16,855           53,272
 Travel, promotion and
  entertainment                     12,015         5,119           27,254
                               -----------   -----------      -----------
Total Operating Expenses         2,730,594       347,441        4,218,437
                               -----------   -----------      -----------

Net Operating (Loss)            (2,730,594)     (347,441)      (4,218,437)

Other income (expense):
 Other                               5,403         5,366           11,656
 Interest income                      -             -              23,462
 Interest expense                  (19,275)      (26,930)         (70,091)
                               -----------   -----------      -----------
Total other income (expense)       (13,872)      (21,564)         (34,973)
                               -----------   -----------      -----------

Loss from continuing
 operations                     (2,744,466)     (369,005)      (4,253,410)
Loss from discontinued
 operations                           -          (50,000)               -
                               -----------   -----------      -----------
Net loss                       $(2,744,466)  $  (419,005)      (4,253,410)
                               ===========   ===========      ===========

Basic and diluted loss
 per share                     $     (0.14)  $     (0.09)     $     (0.44)
                               ===========   ===========      ===========

Weighted average common
 shares outstanding             19,927,999     4,608,674        9,715,116
                               ===========   ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                                                            Accumulated
                                                                                              Deficit
                                                       Additional  Common                     During
                       Common Stock    Preferred Stock   Paid-In   Shares to  Accumulated   Development
                      Shares   Amount  Shares  Amount    Capital   be Issued    Deficit        Stage          Total
                   ----------  ------  ------  ------  ----------  ---------  ------------  -----------   -----------

Balance, January 1,
 2002               4,608,674  $  461  14,739  $    1 $13,402,100  $ 197,000  $(13,869,043)  $         -   $ (269,481)
Common stock to
 be issued                  -       -       -       -           -      3,000             -             -        3,000
Loss for the period         -       -       -       -           -          -       (77,806)   (1,139,939)  (1,217,745)
                   ----------  ------  ------  ------  ----------  ---------  ------------   -----------  -----------
Balance, December
 31, 2002           4,608,674     461  14,739       1  13,402,100    200,000   (13,946,849)   (1,139,939)  (1,484,226)
Loss for the
 period                     -       -       -       -           -          -       (50,000)     (369,005)    (419,005)
                   ----------  ------  ------  ------  ----------  ---------  ------------   -----------  -----------
Balance, December
 31, 2003           4,608,674     461  14,739       1  13,402,100    200,000   (13,996,849)   (1,508,944)  (1,903,231)
Stock issued for
 liabilities at
 $.075              6,328,606     633       -       -     474,012          -             -             -      474,645
Stock to be
 issued from prior
 period common
 stock to be issued   200,000      20       -       -      75,880    (75,900)            -             -            -
Stock issued for
 services at $.076  3,500,000     350       -       -     267,150          -             -             -      267,500
Stock issued for
 investment at
 $.095             14,670,000   1,467       -       -   1,389,472          -             -             -    1,390,939
Warrants exercised
 at $.045           1,000,000     100       -       -      44,900          -             -             -       45,000
Stock issued for
 cash at $.075      5,737,847     574       -       -     429,765          -             -             -      430,339
Loss for the
 period                     -       -       -       -           -          -             -    (2,744,466)  (2,744,466)
                   ----------  ------  ------  ------ _-----------  ---------  ------------   ----------- ------------
Balance, December
 31, 2004          36,045,127  $3,605  14,739  $    1 $16,083,279   $ 124,100 ($13,996,849)  $(4,253,410) $(2,039,274)
                   =========   ======  ======  ====== ===========   =========  ===========    =========== ===========
















The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          Period from
                                                                           January 1,
                                                                       2002 (date of new
                                              For the Years Ended      development stage)
                                                  December 31,           to December 31,
                                               2004          2003              2004
                                           -----------   -----------   ------------------
CASH FLOW FROM OPERATING
 ACTIVITIES:
  Net loss for the period                  $(2,744,466)   $(419,005)      $(4,253,410)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Impairment of property and
     equipment, investments/
     intangible assets                       1,926,110         -            2,553,070
    Stock issued for services                  267,500         -              267,500
    Depreciation                                 1,260        1,000            14,260
    Accrued interest income on
     note receivable                              -            -              (23,462)
 Changes in operating assets and
 liabilities:
  Prepaid expenses, deposits and other
   assets                                       (5,252)        -                  389
  Accounts payable and accrued liabilities     394,349      361,488         1,128,097
                                           -----------    ---------       -----------
Net cash used in operating activities         (160,499)     (56,517)         (313,556)
                                           -----------    ---------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 (Acquisition) of furniture and equipment         (650)        -                 (650)
 (Disposition) of Investments                 (394,586)        -             (394,586)
                                           -----------    ---------       -----------
 Net cash (used in) investing activities      (395,236)        -             (395,236)
                                           -----------    ---------       -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Advances from related parties                  88,000       56,606           211,146
 Issuance of stock for cash                    475,339         -              475,339
 Borrowing from unrelated parties                 -            -               30,000
                                           -----------    ---------       -----------
 Net cash provided by financing
  activities                                   563,339       56,606           716,485
                                           -----------    ---------       -----------
NET INCREASE IN CASH DURING PERIOD               7,604           89             7,693
CASH AT BEGINNING OF PERIOD                         89         -                 -
                                           -----------    ---------       -----------
CASH AT END OF PERIOD                      $     7,693    $      89       $     7,693
                                           ===========    =========       ===========
Interest Paid                              $      -       $    -          $      -
                                           ===========    =========       ===========
Taxes Paid                                 $      -       $    -          $      -
                                           ===========    =========       ===========
Non-Cash Transactions
Issuance of stock for liabilities
 forgiven                                  $   474,645    $    -          $   474,645
                                           ===========    =========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 and 2003

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

By mutual agreement of the parties, an agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board of Directors. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. The DES/FMS LLCs were returned to selling members along with all licenses and registrations. All shares issued, and assets and liabilities transferred remain in place.

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

     Financial Statement Presentation

Certain classifications in the December 31, 2003 financial statements have been changed to conform with the current year presentation.

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

     Concentration of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

     Earnings Per Share

SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2004, the Company had 350,000 potentially dilutive securities outstanding.

     Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2004 and 2003, the Company had no material advertising expense.

     Development Stage Company

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

     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2003 and 2004, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

     Income taxes

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

All of the Company's assets are located in the United States.

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

(3)  INVESTMENTS

Investments consist of the following:

                                                        December 31, 2004
                                                        -----------------
     Genesis Marketing and Development, LLC                 $ 600,000
     Less valuation reserve                                  (600,000)
                                                            ---------
                                                            $    -
                                                            =========

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

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        December 31, 2004
                                                        -----------------
     Furniture and equipment                                 $ 5,650
      Less accumulated depreciation                           (2,260)
                                                             -------
     Net property and equipment                              $ 3,390
                                                             =======

Depreciation expense for the years ended December 31, 2004 and 2003 was $1,260 and $1,000, respectively.

(5)  RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2004 and 2003, officers' salaries in the amount of $300,000 and $270,000, respectively, were incurred by the Company.

(6)  NOTES PAYABLE

Notes payable consist of the following as of December 31, 2004:

     Note payable, with an original due date of
      June 30, 1999, interest at 12%                        $ 50,000
     Note payable, with an original due date
      of September 15, 2001, interest at 11%                  40,000

     Note payable, with an original due date
      of October 1, 2002, interest at 20%                     30,000
     Note payable, with an original due date of
      December 31, 2004, Extended to May 31, 2005,
      non-interest bearing                                    25,000
     Note payable, with an original due date
      of December 31, 2004, Extended to May 31,
      2005, non-interest bearing                              33,000
     Note payable, with an original due date
      of February 1, 2005, Extended to May 31,
      2005, non-interest bearing                              15,000
                                                            --------
                                                            $193,000
                                                            ========

Interest accrued during the years ended December 31, 2004 and 2003 amounted to $19,275 and $26,930, respectively.

The Company is currently in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note. The Company is also in default with respect to its other notes payable.

(7)  CAPITAL STOCK

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

         Class A:  May 20, 1998;
         Class B:  August 20, 1998; and
         Class C:  November 30, 1998

     Common stock:                                     # of shares
                                                       -----------
     Balance, December 31, 2003                         36,045,127
                                                       ===========
     Balance, December 31, 2004                         36,045,127
                                                       ===========

                                                       # of shares
                                                       -----------
     Class A Preferred stock:
      Balance, December 31, 2003                             4,691
                                                             -----
      Balance, December 31, 2004                             4,691
                                                             =====

     Class B Preferred stock
      Balance, December 31, 2003                             4,691
                                                             -----
      Balance December 31, 2004                              4,691
                                                             =====

     Class C Preferred stock
      Balance, December 31, 2003                             5,357
                                                             -----
      Balance December 31, 2004                              5,357
                                                             =====

     Total preferred stock, December 31, 2003               14,739
                                                            ------
     Total preferred stock, December 31, 2004               14,739
                                                            ======

During 2004 and 2003 there were no conversions of preferred stock to common stock.

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

During the year ended December 31, 2002, the Company agreed to issue 100,000 shares, valued at $3,000, for debt financing.

During the year ended December 31, 2004, the Company issued 200,000 of the above shares.

     Stock Options

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                               No. of Common Shares Issuable
                                               -----------------------------

     Balance, December 31, 2002                          437,500
       Options issued                                          -
       Options cancelled                                       -
       Options expired                                   (87,500)
                                                         -------
     Balance, December 2003                              350,000
       Options issued                                          -
       Options cancelled                                       -
       Options expired                                         -
                                                         -------
     Balance, December 31, 2004                          350,000
                                                         =======

At December 31, 2004, the following options were outstanding:

     No. of common
     shares issuable     Exercise price     Date of expiration
     ---------------     --------------     ------------------

         83,333               1.20            April 30, 2010
         83,333                .60            April 30, 2010
        183,334                .60           December 10, 2006
        -------
        350,000
        =======

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

There were no stock options granted during the years ended December 31, 2004 and 2003.

     Common Stock

During the year ended December 31, 2004, the Company issued 3,300,000 shares of common stock to an entity controlled by a shareholder for consulting services, and 200,000 shares to other individuals for consulting services. Also during the year ended December 31, 2004, the Company issued 5,737,847 shares of common stock for $430,339 in private placements. Also during the year ended December 31, 2004, the Company issued 6,328,606 shares of common stock in exchange for liabilities valued at $474,645. Also during the year ended December 31, 2004, the Company issued a total of 200,000 shares of common stock to three individuals according to prior agreements, which had been previously recorded in the financial statements as Shares to be issued.

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (DES) and Freedom Medical Sources, LLC (FMS), pursuant to a Membership Interest Purchase Agreement between the Company, DES and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (Alpha), an entity affiliated with DES and FMS. Pursuant to an agreement for Purchase of Assets between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS. The Company has rescinded the LLC acquisitions as further described in Note 1.

     Stock Warrants

At December 31, 2002, there were 470,833 warrants outstanding. These warrants expired during the year ended December 31, 2003, 470,833. There were no outstanding warrants as of December 31, 2003.

On May 16, 2004, the Company issued 2,250,000 shares of common stock and granted 2,000,000 warrants to an individual for $168,750 cash. These warrants had an exercise price of $0.05 per common share, with certain allowances for a reduced exercise price of $0.045 per share. During September 2004, this individual exercised 1,000,000 warrants for $45,000 cash. The remaining 1,000,000 outstanding warrants originally expired in various dates in 2005, but have been canceled as of December 31, 2004. Effective August 13, 2004, the Company issued 4,670,000 shares of common stock for certain assets and liabilities as disclosed in Note 5. Subsequent to September 30, 2004, the agreement was amended to include the granting of 4,500,000 warrants at an exercise price of $0.05 per share, expiring in various dates in 2005. Effective December 31, 2004, the 4,500,000 warrants were canceled. There were no outstanding warrants as of December 31, 2004.

(8)  INCOME TAXES

As of December 31, 2004, the Company had an estimated net operating loss carry forward of approximately $18,250,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2024, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward        $ 3,376,000
     Deferred income tax allowance              (3,376,000)
                                               -----------
     Net deferred income tax asset                    -
                                               ===========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate      (15.00)%
     State tax (benefit) net of Federal benefit    (3.50)
     Valuation allowance                           18.50
                                                  ------
     Tax provision (benefit)                       00.00

(9)  COMMITMENTS AND CONTINGENCIES

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

An amended agreement dated October 13, 1999, between the Company and TRI states that the Company guaranteed that the Fortune Entertainment Corporation shares would have a value of $12.00 per share by August 1, 2000 or the Company would pay cash or issue shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of Fortune Entertainment Corporation's stock was $2.46 per share. The agreement with TRI is currently under negotiation because management believes that TRI has not fulfilled its obligations related to the contract. Under the terms of the amended agreement, The Company may satisfy this obligation either by the issuance of common stock or by a cash payment of $795,000 (83,333 post reverse-split shares at $9.54). The agreement is under negotiation as of the date of these financial statements, however, a settlement of $50,000 is estimated and recorded as a liability at December 31, 2004. All amounts in this paragraph have been adjusted to reflect the reverse split of one for six (see Note 1). A continency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. All
shares issued and assets and liabilities transferred remain in place.   A
contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

In the fourth quarter of 2004, an action was filed in Colorado against the Company for past compensation. The Company disputes the filing, has filed for damages and has asked for an Arbitration hearing which is scheduled for July, 2005. Additionally, a case has been filed in Delaware seeking actions which the Company has challenged on the basis of both fact and merit. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

Effective August 13, 2004, the Company agreed to assume an office lease pursuant to an Agreement for Purchase of Assets with Alpha. According to the terms of the contract, the lease only had a remaining balance of $19,287 at the time of the assumption. Management believes that based on the contract disclosures, the Company's liability with respect to this matter is limited to $19,287, and has included this amount in its liabilities. Should the Company be required to pay all the remaining payments on the lease, the liability could exceed $250,000. In addition, there are contingent guarantees totaling approximately $22,000 on other related commitments. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

(10) STOCK AND BONUS PLANS

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

(10) STOCK OPTION AND BONUS PLANS (Continued)

     Other Information Regarding the Plans (continued)

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

The following sets forth certain information as of December 31, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

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

(11) LEASES

Effective January 31, 2004, the Company entered into a three year lease agreement for office space. Initial monthly rent was $1,144, and increased to $1,806 effective June 2004. Subsequent to December 31, 2004, the Company canceled this lease, and agreed to sublease an office facility for $440 per month.

Effective August 13, 2004, the Company agreed to assume an office lease pursuant to an Agreement for Purchase of Assets with Alpha. According to the terms of the contract, the lease only had a remaining balance of $19,287 at the time of the assumption. Management believes that based on the contract disclosures, the Company's liability with respect to this matter is limited to $19,287, and has included this amount in its liabilities. Should the Company be required to pay all the remaining payments on the lease, the liability could exceed $250,000. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FORTUNE ENTERTAINMENT CORPORATION



Dated: May 5, 2005               By: /s/ Douglas R. Sanderson
                                     Douglas R. Sanderson, Chief Executive
                                     Officer


Dated: May 5, 2005               By: /s/Phillip Verrill
                                     Phillip Verrill, Chief Financial and
                                     Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  May 5, 2005              By: /s/ Douglas R. Sanderson
                                     Douglas R. Sanderson, Director


Dated:  May 5, 2005              By: /s/ Phillip Verrill
                                      Phillip Verrill, Director


Dated:  May 5, 2005              By: /s/ Theodore Silvester, Jr.
                                     Theodore Silvester, Director