Form 10QSB
period 2005-03-31
FORTUNE ENTERTAINMENT CORP /DE/
filed 2005-05-20
CIK 1072702

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ ]   No [  ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [X]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005 the issuer had 36,045,127 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]







                                  INDEX


                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005
         (Unaudited) and December 31, 2004 .....................    3

         Consolidated Statements of Operations, Three Months
         Ended March 31, 2005 and 2004 (Unaudited) .............    4

         Consolidated Statements of Cash Flows, Three Months
         Ended March 31, 2005 and 2004 (Unaudited)  ............    5

         Notes to the Consolidated Financial Statements  .......    6

Item 2.  Plan of Operation .....................................    7

Item 3.  Controls and Procedures ...............................    8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................    9

Item 2.  Changes in Securities .................................    9

Item 3.  Defaults upon Senior Securities .......................    9

Item 4.  Submission of Matters to a Vote of Security Holders ...    9

Item 5.  Other Information .....................................    9

Item 6.  Exhibits and Reports on Form 8-K ......................    9

Signatures .....................................................   11

                      FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)    (See Note 1)
ASSETS
Current assets
  Cash                                         $      -        $      7,693
                                               ------------    ------------
Total current assets                                  -               7,693

Property and equipment, net of accumulated
 depreciation of $2,543 and $2,260 at March 31,
 2005 and December 31, 2004, respectively             3,108           3,390
Deposits and other                                    5,252           5,252
                                               ------------    ------------
TOTAL ASSETS                                   $      8,360    $     16,335
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities
 Checks written in excess of bank balance             3,002            -
 Accounts payable and accrued liabilities           828,220         844,831
 Accrued liabilities                              1,111,179       1,017,778
 Loans payable                                      212,500         193,000
                                               ------------    ------------
     Total current liabilities                    2,154,901       2,055,609

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, convertible
 Class A, B and C Preferred stock; 5,000,000
 shares authorized, 4,691; 4,691; 5,357 share
 issued and outstanding                                   1               1
Common stock, $0.0001 par value, 40,000,000
 shares authorized, 36,045,127 shares issued
 and outstanding                                      3,605           3,605
Additional paid-in capital                       16,083,278      16,083,279
Shares to be issued                                 124,100         124,100
Accumulated deficit                             (13,996,849)    (13,996,849)
Accumulated deficit during development stage     (4,360,676)     (4,253,410)
                                               ------------    ------------
     Total shareholders' (deficit)               (2,146,541)     (2,039,274)
                                               ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 (DEFICIT)                                     $      8,360    $     16,335
                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                       For the Period From
                                                     January 1, 2002 (date of
                              Three Months Ended      new development stage)
                                   March 31,             to March 31, 2005
                            ----------   ---------   ------------------------
                               2005         2004
                            ----------   ---------
EXPENSES
 Impairment of investments/
  property and equipment/
  intangible assets         $   11,400   $     -           $ 2,564,470
 Depreciation                      283          250             14,543
 Salaries and consulting fees   77,500       75,000          1,215,875
 General and administrative      4,919       24,059            208,415
 Legal and accounting            2,500        5,000            231,210
 Rent                            4,001        1,600             57,273
 Travel, promotion and
  entertainment                    100        2,000             27,354
                            ----------   ----------        -----------
     Total expenses            100,703      107,909          4,319,140

     Net operating (loss)     (100,703)    (107,909)        (4,319,140)

Other income (expense):
 Other                            -            -                11,656
 Interest income                  -            -                23,462
 Interest expense               (6,563)      (4,467)           (76,654)
                            ----------   ----------        -----------
     Total other income
      (expense)                 (6,563)      (4,467)           (41,536)

Net loss                    $ (107,266)  $ (112,376)       $(4,360,676)
                            ==========   ==========        ===========

Basic and diluted loss
 per share                  $      Nil   $    (0.02)       $     (0.42)
                            ==========   ==========        ===========

Weighted average common
  shares outstanding        36,045,127    4,608,674         10,426,738
                            ==========   ==========        ===========







The accompanying notes are an integral part of the consolidated financial statements.

                       FORTUNE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                    For the Period From
                                                                 January 1, 2002 (date of
                                          Three Months Ended      new development stage)
                                               March 31,             to March 31, 2005
                                        ----------   ---------   ------------------------
                                           2005         2004
                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss for the period                $ (107,266)  $ (112,376)       $(4,360,676)
 Adjustments to reconcile
  net loss to net cash used in
  operating activities:
   Impairment of investments/
    property and equipment/intangible
    assets                                   11,400        -              2,564,470
   Stock issued for services                   -           -                267,500
   Depreciation                                 282          250             14,542
   Accrued interest income on note
    receivable                                 -           -                (23,462)
  Changes in operating assets and
  liabilities:
   Prepaid expenses, deposits and
    other assets                               -          (2,752)               389
   Accounts payable and accrued
    liabilities                              79,791       90,878          1,207,888
                                         ----------   ----------        -----------
 Net cash (used in) operating
  activities                                (15,793)     (24,000)          (329,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Acquisition) of furniture and equipment      -            -                  (650)
 Investments                                (11,400)        -              (405,986)
                                         ----------   ----------        -----------
 Net cash (used in) investing activities    (11,400)        -              (406,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from related parties               19,500       26,753            230,646
 Issuance of stock for cash                    -            -               475,339
 Borrowing from unrelated parties              -            -                30,000
                                         ----------   ----------        -----------
 Net cash provided by financing
  activities                                 19,500       26,753            735,985

NET INCREASE (DECREASE) IN CASH
 DURING THE PERIOD                           (7,693)       2,753               -

CASH AT BEGINNING OF PERIOD                   7,693           89               -
                                         ----------   ----------        -----------
CASH AT END OF PERIOD                    $     -      $    2,842        $      -
                                         ==========   ==========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      FORTUNE ENTERTAINMENT CORPORATION
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                (Unaudited)

1.   UNAUDITED STATEMENTS

The balance sheet as of March 31, 2005, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2005 and 2004, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fortune Entertainment Corporation (Bahamas), Fortune Entertainment Corporation (British Columbia, Canada), and Fortune Poker Inc. (Delaware). All significant inter-company accounts and transactions have been eliminated.

3.   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 the Company borrowed $19,500 from a shareholder of the Company. The loans do not bear interest and are due in July 2005.

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

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of May 20, 2005 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In the fourth quarter of 2004, William Hart, the former attorney terminated by the Company in 2002, filed action in Colorado for back fees. The Company disputes the filing, has filed for damages and has asked for an Arbitration hearing which is scheduled for July, 2005. Additionally, Hart has filed case number 915-N in Delaware seeking actions which the Company has challenged on the basis of both fact and merit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters To A Vote of Security Holders.

         None

Item 5.  Other Information.

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

Item 6.  Exhibits

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

          3.6         Certificate of Amendment currently in effect.
                      Incorporated by reference to Exhibits of the quarterly report in form 10-QSB for period ended September 30, 2004.

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

                                Fortune Entertainment Corporation


                                By: /s/ Douglas R. Sanderson
                                    Douglas R. Sanderson
                                    Chairman, Chief Executive Officer,
                                    President and Director


                                By: /s/ Phillip Verrill
                                    Phillip Verrill
                                    Chief Financial Officer

Date: May 20, 2005