Form 10QSB
period 2005-06-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2005-08-18
CIK 1072702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2005 the issuer had 36,045,127 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                      INDEX


                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005
         (Unaudited) and December 31, 2004 ...........................   3

         Consolidated Statements of Operations, Three Months
         Ended June 30, 2005 and 2004 (Unaudited) ...................    4

         Consolidated Statements of Operations, Six Months
         Ended June 30, 2005 and 2004 (Unaudited) ...................    5

         Consolidated Statements of Cash Flows, Three Months
         Ended June 30, 2005 and 2004 (Unaudited)  ..................    6

         Notes to the Consolidated Financial Statements  .............   7

Item 2.  Plan of Operation ...........................................   8

Item 3.  Controls and Procedures .....................................   9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   10

Item 2.  Changes in Securities .......................................   10

Item 3.  Defaults upon Senior Securities .............................   10

Item 4.  Submission of Matters to a Vote of Security Holders .........   10

Item 5.  Other Information ...........................................   10

Item 6.  Exhibits and Reports on Form 8-K ............................   10

Signatures ...........................................................   12

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30      December 31
                                                        2005           2004
                                                     (Unaudited)   (See Note 1)
                                                    ------------   ------------

                                     ASSETS
Current assets
   Cash                                             $      4,227   $      7,693
                                                    ------------   ------------
                                                           4,227          7,693

Property and equipment, net of accumulated
   Depreciation of $2825 and $2260                         2,825          3,390
Deposits and other                                         5,252          5,252
                                                    ------------   ------------
TOTAL ASSETS                                        $     12,304   $     16,335
                                                    ============   ============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
   Accounts Payable                                 $    848,183   $    844,831
   Accrued liabilities                                 1,195,932      1,017,778
   Lease guarantees                                       45,425           --
   Loans Payable                                         212,500        193,000
                                                    ------------   ------------
         Total current liabilities                     2,302,040      2,055,609

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, convertible
   Class A, B and C  Preferred stock; 5,000,000
   Shares authorized, 4,691; 4,691; 5,357; shares
   Issued and outstanding                                      1              1
Common stock, $.0001 par value, 40,000,000
   Shares authorized, 36,045,127 shares issued
   and outstanding                                         3,605          3,605
Additional paid-in-capital                            16,083,279     16,083,279
Shares to be issued                                      124,100        124,100
Accumulated (deficit)                                (13,996,849)   (13,996,849)
Accumulated (deficit) during development stage        (4,503,872)    (4,253,410)
                                                    ------------   ------------
         Total shareholders' (deficit)                (2,289,736)    (2,039,274)
                                                    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   (DEFICIT)                                        $     12,304   $     16,335
                                                    ============   ============





The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended
                                                       June 30,
                                            ----------------------------
                                                2005            2004
                                            ------------    ------------
REVENUES                                    $       --      $       --

EXPENSES
   Depreciation                                      282             250
   Salaries and Consulting Fee                    72,500         330,000
   General and Administrative                     24,450          13,762
   Legal and Accounting                           35,016          36,211
   Rent                                            2,983             612
   Travel and Entertainment                          450           7,408
                                            ------------    ------------
         Total Expenses                          135,681         388,243
                                            ------------    ------------
         Net Operating (loss)                   (135,681)       (388,243)

Other Income (expenses):
   Interest Expense                              (10,047)         (3,000)
   Other                                           2,533           5,353
                                            ------------    ------------
Total other income (expense)                      (7,514)          2,353
                                            ------------    ------------

Net Loss                                        (143,195)       (385,890)
                                            ============    ============

Basic and diluted loss per share                     nil            (.03)
                                            ============    ============
Weighted average common
   Shares outstanding                         36,045,127      11,595,906
                                            ============    ============








The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the period
                                                                from January 1,
                                                                 2002 (date of
                                                                new development
                                       Six Months Ended             stage) to
                                           June 30,                  June 30,
                                     2005           2004              2005
                                 ------------   ------------    ---------------
REVENUES                         $       --     $       --      $          --

EXPENSES
   Impairment                          11,400           --            2,564,470
   Depreciation                           565            500             14,825
   Salaries and Consulting Fee        150,000        405,000          1,288,375
   General and Administrative          29,369         37,821            232,866
   Legal and Accounting                37,516         41,211            266,226
   Rent                                 6,984          2,212             60,256
   Travel and Entertainment               550          9,408             27,804
                                 ------------   ------------    ---------------
Total Expenses                        236,384        496,152          4,454,822
                                 ------------   ------------    ---------------
Net Operating (loss)                 (236,384)      (496,152)        (4,454,822)

Other Income (expenses):
   Other                                2,533          5,353             14,189
   Interest Expense                   (16,610)        (7,467)           (86,701)
   Interest Income                       --             --               23,462
                                 ------------   ------------    ---------------
Total other income (expense)          (14,077)        (2,114)           (49,050)

Net (Loss)                           (250,461)      (498,266)        (4,503,872)
                                 ============   ============    ===============
Basic and diluted loss
   per share                             (.01)          (.06)              (.32)
                                 ============   ============    ===============
Weighted average common
   shares outstanding              36,045,127      8,801,013         14,086,508
                                 ============   ============    ===============








The accompanying notes are an integral part of the consolidated financial statements.


                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the period
                                                                               from January 1,
                                                                                2002 (date of
                                                                               new development
                                                       Six Months Ended           stage) to
                                                          June 30,                 June 30,
                                                     2005           2004             2005
                                                 -----------    -----------    ---------------
CASH FLOES FROM OPERATING ACTIVITIES:
   Net loss for the period                       $  (250,461)   $  (498,266)   $    (4,503,872)
   Adjustments to reconcile net loss
     To net cash used in operating Activities:
         Impairment of investments/ property
          and equipment/ intangible assets            11,400           --            2,564,470
         Stock issued for services                      --          255,000            267,500
         Depreciation                                    565            500             14,825
         Accrued interest income on note
          Receivable                                    --             --              (23,462)
Changes in operating assets and
 Liabilities:
         Advance to affiliate                           --         (181,423)              --
         Deposits and prepaid expenses                  --           (1,577)               389
         Lease guarantees                             45,425           --               45,425
         Accounts Payable and accrued
          Liabilities                                181,505        163,342          1,309,603
                                                 -----------    -----------    ---------------
Net Cash (Used In) Operating activities              (11,566)      (262,424)          (325,122)
                                                 -----------    -----------    ---------------
CASH FLOWS FROM INVESTING ACTIVITES:
 (Acquisition) of property and equipment                --             (650)              (650)
 Investments                                         (11,400)        (2,500)          (405,986)
                                                 -----------    -----------    ---------------
 Net Cash (Used In) Investing Activities             (11,400)        (3,150)          (406,636)
                                                 -----------    -----------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of stock for cash                     --          280,150            475,339
         Advances from related parties                19,500         51,753            230,646
         Borrowing from unrelated parties               --             --               30,000
                                                 -----------    -----------    ---------------
Net Cash Provided by Financing Activities             19,500        331,903            735,985
                                                 -----------    -----------    ---------------
NET INCREASE (DECREASE) IN CASH
 DURING THE PERIOD                                    (3,466)        66,329              4,227
CASH AT BEGINNING OF PERIOD                            7,693             89               --
                                                 -----------    -----------    ---------------
CASH AT END OF PERIOD                                  4,227         66,418              4,227
                                                 ===========    ===========    ===============
Schedule of non-cash financing and
 Investing activities:
         Stock issued for liabilities                   --          474,645

Supplemental cash flow information:

Cash paid for interest                                  --             --
                                                 ===========    ===========
Cash paid for income taxes                              --             --
                                                 ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)

1.   UNAUDITED STATEMENTS

The balance sheet as of June 30, 2005, the statements of operations for the three month and nine month periods ended June 30, 2005 and 2004 and the statements of cash flows for the six month periods ended June 30, 2005 and 2004, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at June 30, 2005 and for all periods presented, have been made.

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

3.   RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 the Company borrowed $19,500 from a shareholder of the Company. The loans do not bear interest and are due in July 2005.

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

5.  LEASE GUARANTEES

During the second quarter ended June 30, 2005, the Company incurred a liability for two office equipment leases totaling approximately $45,425.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. The DES/FMS LLCs were returned to selling members along with all licensees and registrations. Cash and revenues in process will be used for payables. All shares issued, assets and liabilities transferred, remain in place. Resignations for Ms Dudley and Mrs. Peters, officers of DES/FSM respectively, resigned were accepted by the Board of Directors in the meeting on April 25, 2005.

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

     During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of August 17, 2005 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company's estimates of its capital requirements will prove to be accurate.

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

     Any outstanding are settled

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

Date: August 17, 2005