Form 10QSB
period 2005-09-30
FORTUNE ENTERTAINMENT CORP /DE/
filed 2005-11-21
CIK 1072702

FORTUNE ENTERTAINMENT CORPORATION 9-30-04 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005 the issuer had 36,885,129 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2005
         (unaudited) and December 31, 2004 .................................  3

         Consolidated Statements of Operations and Deficit
         (Unaudited) - Three Months Ended September 30,
         2005 and 2004 .....................................................  4

         Consolidated Statements of Operations & Deficit
         (Unaudited) - Nine Months Ended September 30, 2005
         and 2004 and for the period from January 1, 2002
         (date of new development stage) to September 30, 2005 .............  5

         Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended September 30, 2005
         and 2005 and for the period from January 1, 2002
         (date of new development stage) to September 30, 2005 .............  6

         Notes to the Consolidated Financial Statements ....................  7

Item 2.  Plan of Operation .................................................  9

Item 3.  Controls and Procedures ........................................... 10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 11

Item 2.  Changes in Securities ............................................. 11

Item 3.  Defaults upon Senior Securities ................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders ............... 11

Item 5.  Other Information ................................................. 11

Item 6.  Exhibits and Reports on Form 8-K .................................. 11

Signatures ................................................................. 13

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2005            2004
                                                  ------------    ------------
                                                   (Unaudited)    (See Note 1)

                          ASSETS

Current assets
 Cash                                             $         28    $      7,693
 Accounts receivable                                      --              --
 Inventory                                                --              --
                                                  ------------    ------------
                                                            28           7,693

Property and equipment, net of accumulated
  depreciation of $1,000 $1,260 and $847                 5,633           3,390
Deposits and other                                       5,252           5,252
                                                  ------------    ------------
TOTAL ASSETS                                      $     10,913    $     16,335
                                                  ============    ============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable and accrued liabilities         $    840,763    $    844,831
 Accrued liabilities                                 1,270,184       1,017,778
 Lease Guarantees                                       45,425            --
 Loans payable                                         212,500         193,000
                                                  ------------    ------------
     Total current liabilities                       2,368,872       2,055,609

               STOCKHOLDERS' (DEFICIT):

Preferred stock, $0.0001 par value,
 convertible Class A, B and C Preferred
 stock; 5,000,000 shares authorized,
 4,691; 4,691; 5,357 shares issued and
 outstanding                                                 1               1
Common stock, $0.0001 par value, 40,000,000
 shares authorized, 36,885,129 and 4,608,674
 shares issued and outstanding at September 30,
  2005 and December 31, 2004, respectively               3,689           3,605
Additional paid-in capital                          16,146,194      16,083,279
Shares to be issued                                    124,100         124,100
Accumulated (deficit)                              (13,996,849)    (13,996,849)
Accumulated (deficit) during development stage      (4,635,094)     (4,253,410)
                                                  ------------    ------------
     Total stockholders' (deficit)                  (2,357,959)     (2,039,274)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)     $     10,913    $     16,335
                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                     2005            2004
                                                 ------------    ------------
Operating expenses:
  Impairment                                     $       --      $  1,288,557
  Depreciation                                            283          10,000
  Salaries and consulting fees                         92,500         116,715
  General and administrative                            9,210          38,270
  Legal and accounting                                 18,069          37,582
  Rent                                                  1,000          19,869
  Travel and Entertainment                               --            21,950
                                                 ------------    ------------
     Total operating expenses                         121,062      (1,532,943)
                                                 ------------    ------------
     Net operating (loss)                            (121,062)     (1,532,943)

Other income (expense):
  Other                                                  --               606
  Interest expense:                                   (10,162)           --
                                                 ------------    ------------
     Total other income (expense)                     (10,162)            606
                                                 ------------    ------------
Net (loss)                                           (131,224)     (1,532,337)

Basic and diluted loss per share                 $        Nil    $       (.06)
                                                 ============    ============
Weighted average common
 shares outstanding                                36,885,129      26,064,844
                                                 ============    ============


The accompanying notes are an integral part of the consolidated financial statements.


                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS & DEFICIT
                                   (UNAUDITED)
                                                                     For the Period From
                                                                       January 1, 2002
                                                                        (date of new
                                           Nine Months Ended          development stage)
                                             September 30,             to September 30,
                                         2005            2004                2005
                                     ------------    ------------    -------------------
Operating expenses:
  Impairment                         $     11,400    $  1,288,557          2,564,470
  Depreciation                                848          10,500             15,108
  Salaries and consulting fees            242,500         521,715          1,380,875
  General and administrative               38,578          76,091            242,074
  Legal and accounting                     55,585          78,793            284,295
  Rent                                      7,984          22,081             61,256
  Travel and entertainment                    550          31,358             27,804
                                     ------------    ------------       ------------
     Total operating expenses             357,445       2,029,095          4,575,882
                                     ------------    ------------       ------------
     Net operating (loss)                (357,445)     (2,029,095)        (4,575,882)

Other income (expense):
  Other                                     2,533           5,959             14,189
  Interest (expense)                      (26,772)         (7,467)           (96,863)
  Interest income                            --              --               23,462
                                     ------------    ------------       ------------
     Total other (expense)                (24,239)         (1,508)           (59,212)
                                     ------------    ------------       ------------
Net (loss)                           $   (381,684)   $ (2,030,603)      $ (4,635,094)
                                     ============    ============       ============

Basic and diluted loss per share     $       (.01)   $       (.14)      $       (.31)
                                     ============    ============       ============
Weighted average common
 shares outstanding                    36,885,129      14,555,624         15,149,118
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


                        FORTUNE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                        For the Period From
                                                                          January 1, 2002
                                                                            (date of new
                                              Nine Months Ended          development stage)
                                                September 30,             to September 30,
                                            2005            2004                2005
                                        ------------    ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) for the period              $   (381,684)   $ (2,030,603)       $(4,635,094)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Impairment                                  11,400       1,288,557          2,564,470
  Stock issued for services                     --           255,000            267,500
  Depreciation                                   848          10,500             15,108
  Accrued interest income on
   note receivable                              --              --              (23,462)
 Changes in operating assets
 and liabilities:
  Inventory                                     --           (34,386)              --
  Accounts receivable                           --            (4,855)              --
  Deposits and prepaid expenses                 --           (10,342)               389
  Accounts payable and accrued
   liabilities                               293,066         180,575          1,421,163
  Capital lease payable                         --             6,917               --
  Lease guarantees                            45,425            --               45,425
  Other                                         --            42,774               --
                                        ------------    ------------        -----------
Net Cash Provided by (Used in)
 Operating Activities                        (30,945)       (295,863)          (344,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and
  equipment                                   (3,091)        (63,233)            (3,741)
 Investments                                    --            (2,500)          (394,586)
                                        ------------    ------------        -----------
Net Cash (Used in) Investing
 Activities                                   (3,091)        (65,733)          (398,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of stock for cash                     --           418,775            475,339
 Advances from related parties                26,371            --              237,517
 Borrowing from unrelated
  parties                                       --              --               30,000
                                        ------------    ------------        -----------
Net Cash Provided by
 Financing Activities                         26,371         418,775            742,856

NET INCREASE IN CASH                          (7,665)         57,179                 28
CASH AT BEGINNING OF PERIOD                    7,693              89               --
                                        ------------    ------------        -----------
CASH AT END OF PERIOD                   $         28    $     57,268                 28
                                        ============    ============        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FORTUNE ENTERTAINMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

1.   UNAUDITED STATEMENTS

The balance sheet as of September 30, 2005, the statements of operations and the statements of cash flows for the nine month periods ended September 30, 2005 and 2004, have been prepared by Fortune Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made. It is suggested that these statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

3.   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 the Company borrowed $26,371 from a shareholder of the Company. The loans are uncollateralized, do not bear interest and have no repayment terms.

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

     By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. The DES/FMS LLCs were returned to selling members along with all licensees and registrations. Cash and revenues in process will be used for payables. All shares issued, assets and liabilities transferred, remain in place. Resignations for Ms. Dudley and Mrs. Peters, officers of DES/FSM respectively, were accepted by the Board of Directors in the meeting on April 25, 2005.

     The Company is a development stage enterprise and has no current operating revenue, but is continuing to attempt to develop its marketing relationships of diabetes related products. In addition, management has been actively seeking business opportunities, such as a potential merger with, or acquisition of, one or more private companies.

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

Date: November 18, 2005