Form 10KSB
period 2005-12-31
WT HOLDINGS CORP
filed 2006-05-05
CIK 1072702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 000-30292

WT HOLDINGS CORPORATION
(Name of Small Business Issuer as specified in its Charter)

Delaware	88-0405437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 402-404, 4/F, Allied Kajima Building 138 Gloucester Road Wanchai, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 2511-3873

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

The issuer’s revenues for the fiscal year ended December 31, 2005: None.

As of February 22, 2006, the aggregate market value of the Common Stock held by non-affiliates, approximately 19,613,707 shares of common stock, was approximately $1,176,822 based on an average of the bid and ask prices of approximately $0.06 per share of common stock on such date.

Number of shares outstanding as of February 22, 2006: 39,885,129 shares.

Documents Incorporated By Reference:
Form 8-K filed on December 1, 2005
Definitive Information Statement on Schedule 14C filed on March 12, 2006

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). We shall make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Company History and Recent Developments

WT Holdings Corporation (formerly, Fortune Entertainment Corporation) (the “Company”) is a Delaware corporation that was incorporated on August 25, 1997. The Company was initially formed to acquire, develop, and sell casino games, and to capitalize on a patented technology utilized in video poker machines.

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (DES) and Freedom Medical Sources, LLC (FMS), pursuant to a Membership Interest Purchase Agreement between the Company, DES, and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (Alpha), an entity affiliated with DES and FMS. Pursuant to an agreement for Purchase of Assets between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS. The Company also assumed an office lease, agreed to repay an outstanding balance on a line of credit, and assumed a capital lease on the phone equipment.

By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure needed for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. The DES/FMS LLCs were returned to selling members along with all licensees and registrations. Cash and revenues in process will be used for payables. All shares issued, and assets and liabilities transferred, remain in place.

On November 21, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with WB Capital Group, Inc., a Nevada corporation (“WB”) pursuant to which the Company agreed to issue 3,000,000 shares of the Company’s common stock (the “Shares”) and a Promissory Note in the principal amount of $126,000 (the “Note”) to WB (the Shares and the Note, collectively referred to herein as the “Securities”). The rights to acquire the Securities set forth in the Securities Purchase Agreement were subsequently assigned to Central Class Group Limited (“Central Class”) by WB and Central Class acquired the Securities. The consideration paid by Central Class for the Shares was $324,000, in the form of assumption of debt and cash. The consideration paid by Central Class for the Note was $126,000. The issuance of the Note and Shares resulted in total net cash proceeds to the Company of $214,000. All consideration received by the Company for the issuance of the Securities were used to pay off prior existing liabilities of the Company. In connection with this transaction, Central Class also assumed certain liabilities and obligations of the Company owed to third parties arising from promissory notes. There are no material relationships between the Company or its affiliates and any of the parties of the Securities Purchase Agreement. This transaction closed on November 30, 2005 and a copy of the Securities Purchase Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K with the Securities and Exchange Commission on December 1, 2005 and is incorporated herein by reference.

On November 30, 2005, Central Class Group Ltd. also acquired 17,271,422 shares of the Company’s common stock directly from nine shareholders of the Company. This acquisition of shares, along with the issuance of the Shares to Central Class Group Ltd. (as described above) (both transactions referred to herein as the “Transactions”) represented the acquisition of 20,271,422 or approximately 50.7% of the total outstanding stock of the Company. No part of the consideration used to acquire control of the Company was from a loan. The source of funds used as consideration was from cash on hand. The total consideration used by Central Class Group to acquire control of the Company (by acquiring the Securities and the stock from the Company’s stockholders as described herein) was $354,000.

On December 12, 2005, Central Class Group, as the holder of the majority of the Company’s outstanding capital stock, signed a Written Consent of the Majority Stockholder (the “Written Consent”), that approved and adopted resolutions authorizing the Company to amend its Certificate of Incorporation to (1) effect a twenty-for-one (20:1) reverse stock split of the Company’s Common Stock; (2) increase the number of the Company’s authorized shares of Common Stock from 40,000,000 to 200,000,000 shares; and (3) to change the name of the Company to “WT Holdings Corporation.” A copy of the Written Consent was filed as Exhibit 1 to the Company’s Schedule 14C Preliminary Information Statement that was filed with the Securities and Exchange Commission on December 16, 2005 and is incorporated herein by reference. On or about March 3, 2006, a Definitive Information Statement was furnished to the Company’s shareholders of record as of the close of business on February 22, 2006. The amendment to the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on March 30, 2006.

Currently the Company has no material operations. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. The Company requires additional financing in order to conduct any operations, and no assurances can be given that any financing will become available in the amounts required, or that, if available, will be on terms satisfactory to the Company.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s executive offices are located at Room 402-404, 4/F, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

On July 11, 2005, the Company entered into a Settlement Stipulation and General Mutual Release (the “Stipulation”) with William Hart and Hart & Trinen, LLP (the “Hart Parties”) pursuant to which the Company and the Hart Parties agreed to a general mutual release of claims against each other subject to the fulfillment of certain obligations. To the Company’s best knowledge and belief, all obligations of the Stipulation have been satisfied. The Company is not aware of any other legal proceeding to which it is a party or that has a material interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2005, Central Class Group Limited, as the holder of the majority of the Company’s outstanding capital stock, signed a Written Consent of the Majority Stockholder (the “Written Consent”), that approved and adopted resolutions authorizing the Company to amend its Certificate of Incorporation to (1) effect a twenty-for-one (20:1) reverse stock split of the Company’s Common Stock; (2) increase the number of the Company’s authorized shares of Common Stock from 40,000,000 to 200,000,000 shares; and (3) to change the name of the Company to “WT Holdings Corporation.” A copy of the Written Consent was filed as Exhibit 1 to the Company’s Schedule 14C Preliminary Information Statement that was filed with the Securities and Exchange Commission on December 16, 2005 and is incorporated herein by reference. On or about March 3, 2006, a Definitive Information Statement was furnished to the Company’s shareholders of record as of the close of business on February 22, 2006. The amendment to the Certificate of Incorporation was filed with the Secretary of State of the state of Delaware on March 30, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol “WTHD”. Prior to the Company’s name change on March 30, 2006, the Company traded on the Over the Counter Bulletin Board system under the symbol “FEMT”. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s stockholders.

The following table sets forth the range of high and low bid prices for the Company’s Common Stock for each quarterly period indicated, as reported by the NASDAQ’s Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Quarter Ended	High Bid	Low Bid

December 31, 2005	$0.05	$0.035
September 30, 2005	$0.04	$0.04
June 30, 2005	$0.04	$0.04
March 31, 2005	$0.07	$0.04

December 31, 2004	$0.013	$0.07
September 30, 2004	$0.05	$0.01
June 30, 2004	$0.05	$0.05
March 31, 2004	$0.15	$0.05

December 31, 2003	$0.25	$0.05
September 30, 2003	$0.06	$0.015
June 30, 2003	$0.04	$0.015
March 31, 2003	$0.05	$0.01

December 31, 2002	$0.02	$0.01
September 30, 2002	$0.05	$0.01
June 30, 2002	$0.05	$0.05
March 31, 2002	$0.15	$0.05

Options, Warrants, Convertible Securities

There are no options or warrants outstanding. At February 22, 2006 the Company had 88,429 shares of preferred stock outstanding, which is convertible into 14,739 shares of common stock of the Company.

Holders

As of February 22, 2006, there were 39,885,129 shares of the Company’s common stock outstanding held of record by approximately 385 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On November 30, 2005, the Company issued (i) 3,000,000 shares of its common stock, and (ii) a Promissory Note in the amount of $126,000, pursuant to the Securities Purchase Agreement dated November 21, 2005, and such securities were not registered under the Securities Act of 1933. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. A copy of the Promissory Note was filed as Exhibit 10.1 to the Company’s Form 8-K with the Securities and Exchange Commission on December 1, 2005 and is incorporated herein by reference.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Company and (ii) lack or resources to maintain the company’s good standing status and requisite filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this prospectus.

General

WT Holdings Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company was incorporated under the laws of the State of Delaware on August 25, 1997.

The Company was involved in developing gaming and entertainment products, and as of December 31, 2001, the Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (DES) and Freedom Medical Sources, LLC (FMS), pursuant to a Membership Interest Purchase Agreement between the Company, DES and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (Alpha), an entity affiliated with DES and FMS. Pursuant to an asset purchase agreement between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS.

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

On November 21, 2005, the Company entered into a Securities Purchase Agreement with Central Class Group Limited. In addition, prior to the date of the Securities Purchase Agreement, Central Class Group Limited acquired approximately 17,271,422 shares of common stock from existing stockholders of the Company in a series of private stock purchase transactions. In connection with these transactions, the Company was reorganized. Under the Securities Purchase Agreement, WB Capital Group and Central Class Group Limited provided a certain amount of capital to the Company in exchange for a promissory note and common stock. The Company used the proceeds from the transaction to pay its creditors and settle its debt.

Management has been actively evaluating and reviewing possible business ventures and opportunities, including the acquisition of another business or other business interests that are substantially different from the past business activities of the Company.

Unless the Company develops an active business or is able to complete a merger, acquisition with an existing business, the Company’s cash requirements during the next twelve months will relate to maintaining its status as a corporate entity and complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission.

During the past two fiscal years, the Company has funded its operations and capital expenditures primarily through loans from officers, shareholders and third parties. As of April 30, 2006 the Company did not have any commitments from any source to provide capital and did not have any lines of credit or other available financing. There is no assurance that the Company will be able to obtain the capital it will need or that the Company’s estimates of its capital requirements will prove to be accurate.

At December 31, 2005 the Company had no material operations and was still seeking the capital in order to resume operations. At December 31, 2005 and through the date of this filing, the Company has yet to obtain any commitments for additional funding or commence any business activity.

Operations

The Company has no material operations. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

During 2005, management mainly focused its efforts on seeking additional capital to pay off or reorganize the Company’s debts. On November 21, 2005, the Company entered into the Securities Purchase Agreement and was able to obtain the additional capital required to continue on administrative operations and reorganize its obligations.

The Company’s administrative expenses were $451,806 in 2005, as compared to $803,224 for 2004. The impairment of assets was $2,500 in 2005, as compared to $1,926,110 in 2004. Lastly, the Company has a gain from the reorganization in the amount of $1,914,698 in 2005.

This decrease in the costs of operations coupled with the gain on the reorganization resulted in the Company increasing its working capital by $1,817,121, provided however, that the Company continues to have negative working capital.

Liquidity and Capital Resources

During the year ended December 31, 2005, the Company’s working capital increased. This was due to the ability to reorganize its debts during the year. This resulted in an increase in working capital for 2005 in an amount of $1,817,121. However, the Company still has a negative working capital of $230,795.

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its operations. Management is continuing to pursue working capital necessary for the Company to carry on operations, however, at the time of this filing the Company had not obtained any commitments for additional funding. There is no assurance that any of these efforts will be successful. The Company has sustained its operations from the reorganization and funds it obtained from the Securities Purchase Agreement.

As a result of its limited liquidity, the Company has limited access to additional capital resources. However, following the appointment of new management, restructuring of the stockholder base, and reorganization of Company debt, management believes the Company may be in a position to attract investment capital in the future.

No meaningful comparison can be made between 2005 and 2004 because in 2005, the Company’s operations were halted while management pursued reorganization of the Company. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7.	FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto are set forth on pages F-1 through F-31 hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure within the two most recent fiscal years or any later interim period.

ITEM 8A.	CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.	OTHER INFORMATION

The Company has no information that it was required to, and did not, disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of March 29, 2006, the directors and executive officers of the Company, their ages and positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Director Since

Ke Huang	34	Chairman, Chief Executive Officer, Acting Chief Financial Officer, and Secretary	November 25, 2005

The Company’s directors hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. The following sets forth biographical information of the Company’s officers and directors:

Ke Huang. Mr. Ke Huang, the Registrant’s Chief Executive Officer, Acting Chief Financial Officer, Secretary and Director, is 34 years old. Mr. Huang attended Guangdong Zhongshan University in 2002. In 1992, Mr. Huang established Guangdong Richvast Corporation and served as its Vice General Manager until 1996. Since 1996, Mr. Huang has served as the Chairman of the Board of Guangdong Richvast Elec. Equip, Ltd., a manufacturer of high quality air-conditioner products with over 1,000 employees and over US$100 Million in annual sales. Mr. Huang also served as the Vice Chairman of the Chamber of Lufeng City, the Commissioner of Government Association of Shanwei City, the Vice President of Youth Association of Shanwei City and the Commissioner of Youth Association of Guandong Province in the People’s Republic of China.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

We are unaware of any directors or executive officers who have, during the past five years:

(a)    Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)    Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)    Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)    Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Company has not adopted a formal code of ethics because the Company has no employees, and its executive officers and directors are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all future employees and its executive officers.

Audit Committee

We do not currently have a separately designated Audit Committee. Our entire Board of Directors functions as the Company’s Audit Committee. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person and as a result, we have been unable to attract and retain such a candidate.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company’s officers, directors, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Form 3s were inadvertently file late by Ke Huang and Central Class Group Limited in January 2006.

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the last three completed fiscal years by our CEO.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compen- sation ($)

Douglas R. Sanderson,	2005	$200,000	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO	2004	$200,000	-0-	-0-	-0-	-0-	-0-	-0-
and President (1)	2003	$200,000	-0-	-0-	-0-	-0-	-0-	-0-
Ke Huang,	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Current CEO and	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Acting CFO (2)	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
_______________
(1)
As of December 31, 2004, Mr. Sanderson was the Chief Executive Officer and President of the Company. The amount stated is the dollar value of base salary (cash and non-cash) that the Company agreed to pay, in salary, to Mr. Sanderson. The Company was not able to pay Mr. Sanderson’s salary in full, and as of December 31, 2004, the amount of $757,500 had been accrued and remained unpaid. In connection with the reorganization of the Company’s debts, Mr. Sanderson resigned as the Chief Executive Officer and President on November 25, 2005, and released his claims in connection with any and all accrued salary.

(2)
Mr. Ke Huang was appointed as the Company’s Chief Executive Officer, and acting Chief Financial Officer on November 25, 2005. However, Mr. Huang was not paid any compensation during the fiscal year 2005.

Compensation of Directors

At the present time we do not compensate our directors for attending meetings of the Board of Directors, although we expect to adopt a director compensation policy in the future. We currently have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Employment Contracts

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Options/SAR Grants in Last Fiscal Year

For our most recent fiscal year ended December 31, 2005, we did not issue any stock options or stock appreciation rights to any officers, employees or directors.

Stock Option and Bonus Plans

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan (collectively referred to as the “Plans”). The Plans are administered by the Company’s Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise their administration. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

At the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option, or any part of any option, is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the “vesting” schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company, or at the time a non-employee ceases to perform services for the Company, any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors, payment for the shares of Common Stock underlying the options may be paid through the delivery of shares of the Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

The Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval, make any amendment which would materially modify the eligibility requirements for the Plans, increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company’s capital stock or a consolidation or merger of the Company, reduce the minimum option price per share, extend the period for granting options or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Incentive Stock Option Plan

The Incentive Stock Option Plan (the “Option Plan”) authorizes the issuance of options to purchase up to 16,667 shares of the Company’s common stock (after giving effect to reverse stock splits occurring after inception of the NQO Plan). Only officers and employees of the Company may be granted options pursuant to the Option Plan.

In order to qualify for incentive stock option treatment under the Internal Revenue Code, the options granted pursuant to the Option Plan must be exercised no later than the expiration of thirty (30) days after the date on which an option holder’s employment is terminated or the expiration of one year after the date on which an option holder’s employment is terminated, if such termination is due to the Employee’s disability or death. In the event of an option holder’s death while employed by the Company, his legatees or distributees may exercise, prior to the option’s expiration, any unexercised option.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year, may not exceed $100,000. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable by its terms after five years from the date of grant. The purchase price per share of common stock purchasable under an option is determined by the board but cannot be less than the fair market value of the common stock on the date of the option grant or 110% of the fair market value in the case of a person owning the Company’s stock which represents more than 10% of the total combined voting power of all classes of stock.

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan (the “NQO Plan”) authorizes the issuance of options to purchase up to 41,667 shares of the Company’s common stock (after giving effect to reverse stock splits occurring after inception of the NQO Plan). The Company’s employees are eligible to be granted options pursuant to the NQO Plan. The option exercise price is determined by the board but cannot be less than the market price of the Company’s common stock on the date the option is granted.

Stock Bonus Plan

Up to 41,667 shares of common stock may be granted under the Stock Bonus Plan (the “Stock Bonus Plan”) (after giving effect to reverse stock splits occurring after inception of the Stock Bonus Plan). Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 22, 2006 with respect to the beneficial ownership of the outstanding shares of Company’s capital stock by (i) each person known by Registrant who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of February 22, 2006 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 39,899,868 common shares issued and outstanding on a fully diluted as-converted basis, as of February 22, 2006.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent of Class (1)

Common Stock	Central Class Group Limited (2)	20,271,422	50.7%

Common Stock	Ke Huang, Director, Chief Executive Officer, Acting Chief Financial Officer and Secretary (3)	0	0.00%

Common Stock	Douglas R. Sanderson, Director (4)	0	0.00%

	All officers and directors as a group (2 persons)	0	0.00%
_______________
(1)	The number of outstanding shares of common stock of the Company for purposes of calculating the percentages is 39,899,868.

(2)
Central Class Group’s address is Room 402-404, 4th Floor, Allied Kajima Building, 138 Gloucester Road, Hong Kong, China. The individual person who has the power to vote and/or dispose of their securities is Mr. Siu Wa Wong.

(3)	Mr. Huang’s address is Room 402-404, 4/F, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong, China.

(4)	Mr. Sanderson’s address is 8687 West Sahara Avenue, Suite 150, Las Vegas, Nevada 89117.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Officers, Directors, and Security Holders

On November 21, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with WB Capital Group, Inc., a Nevada corporation (“WB”) pursuant to which the Company issued 3,000,000 shares of the Company’s common stock (the “Shares”) and a Promissory Note in the principal amount of $126,000 (the “Note”) to WB (the Shares and the Note, collectively referred to herein as the “Securities”). The rights to acquire the Securities set forth in the Securities Purchase Agreement were subsequently assigned to Central Class Group Limited (“Central Class”) by WB and Central Class acquired the Securities. The consideration paid by Central Class for the Shares was $324,000, in the form of assumption of debt and cash. The consideration paid by Central Class for the Note was $126,000. The issuance of the Note and Shares resulted in total net cash proceeds to the Company of $214,000. All consideration received by the Company for the issuance of the Securities were used to pay off existing liabilities of the Company. In connection with this transaction, Central Class also assumed certain liabilities and obligations of the Company owed to third parties arising from promissory notes. There are no material relationships between the Company or its affiliates and any of the parties of the Securities Purchase Agreement. This transaction was closed on November 30, 2005.

On November 30, 2005, Central Class Group Limited (“Central Class”) also acquired 17,271,422 shares of the Registrant’s common stock directly from nine shareholders of the Registrant. This acquisition of these shares, along with the issuance of the Shares to Central Class (as described above) (both transactions referred to herein as the “Transactions”) represented the acquisition of 20,271,422 shares or approximately 50.7% of the total outstanding stock of the Registrant (the “Majority Shares”). No part of the consideration used to acquire the majority of the Registrant’s outstanding stock was from a loan. The total consideration used by Central Class to acquire the Majority Shares of the Registrant (by acquiring the Securities and the stock from the Registrant’s stockholders as described herein) was $354,000.

ITEM 13.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation currently in effect (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).
3.2	Bylaws currently in effect (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).
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

3.5
Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.6
Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective November 24, 2004 (incorporated by reference to Exhibit 3.6 of Form 10-QSB (File No. 0-23859) for the quarter ended September 30, 2004).

10.17	1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).
10.18	1998 Stock Bonus Plan (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-KSB for the year ended December 31, 1998).
10.20
Securities Purchase Agreement with WB Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 0-30292) on December 1, 2005.

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2005	December 31, 2004

(i)	Audit Fees	$27,050	$43,725
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—
	Total fees	$27,050	$43,725

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2005 or 2004.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2005 or 2004.

Pre-Approval Policies and Procedures. The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

WT HOLDINGS CORPORATION (a Delaware corporation)

Dated: May 5, 2006	By:	/s/ Ke Huang

Ke Huang President and Chief Executive Officer (principal executive officer)

Dated: May 5, 2006	By:	/s/ Ke Huang

Ke Huang Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ke Huang	Director	May 5, 2006

Ke Huang

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
WT Holdings Corporation,
a Delaware corporation

We have audited the accompanying consolidated balance sheet of WT Holdings Corporation (A Development Stage Company formerly known as Fortune Entertainment Corporation) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended December 31, 2005 and including the results of the new development stage for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit The consolidated financial statements of WT Holdings Corporation (A Development Stage Company formerly known as Fortune Entertainment Corporation) as of December 31, 2004 were audited by other auditors whose report dated May 4, 2005 expressed an unqualified opinion on that statement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of WT Holdings Corporation (A Development Stage Company formerly known as Fortune Entertainment Corporation) as of December 31, 2005 and the results of its operations, changes in stockholders’ (deficit) and cash flows for the year ended December 31, 2005 including the results of the new development stage for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company’s recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, Californa
May 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
WT Holdings Corporation,
(formerly known as Fortune Entertainment Corporation)

We have audited the accompanying consolidated balance sheets of WT Holdings Corporation (formerly known as Fortune Entertainment Corporation), a development stage company, as of December 31, 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of WT Holdings Corporation (a development stage Company) as of December 31, 2004, and the results of its operations, changes in stockholders' (deficit) and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company was in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholder's deficits, which raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

May 4, 2005

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company formerly known as Fortune Entertainment Corporaton)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$—	$7,693
Total Current Assets	—	7,693

PROPERTY AND EQUIPMENT, NET	—	3,390

OTHER ASSETS
Deposits and other	—	5,252
Total Other Assets	—	5,252

TOTAL ASSETS	$—	$16,335

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$844,831
Accrued liabilities	1,258	1,017,778
Notes payable-Related parties	229,537	193,000
Total Current Liabilities	230,795	2,055,609
Total liabilities	230,795	2,055,609

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, 5,000,000 shares authorized; $0001 par value 3,300,000 shares designated to Series “A”, “B” and “C” series	—	—
Preferred stock; 1,100,000 shares authorized; $.0001 par value; 4,691 Series “A” shares issued and outstanding at December 31, 2005 and 2004	—	—
Preferred stock; 1,100,000 shares authorized; $0001 par value; 4,691 Series “B” shares issued and outstanding at December 31, 2005 and 2004	—	—
Preferred stock, 1,666,667 shares authorized; $0001 par value 5,357 Series “C” shares issued and outstanding at December 31, 2005 and 2004	1	1
Common stock, $.0001 par value; 200,000,000 shares authorized; 39,885,129 and 36,045,127 shares issued and outstanding at December 31, 2005 and December 31, 2004	3,989	3,605
Additional paid-in capital	16,593,995	16,083,279
Shares to be issued	—	124,100
Accumulated deficit	(13,996,849)	(13,996,849)
Accumulated deficit during the development stage	(2,831,931)	(4,253,410)
Total Stockholders’ Equity	(230,795)	(2,039,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$16,335

See accompanying notes to financial statements.
See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company formerly known as Fortune Entertainment Corporaton)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004 and For the Date of New
Development Stage Company to December 31, 2005

			Date of new
			development stage
			company
			January 1, 2002
			to
	December 31,		December 31,
	2005	2004	2005

Revenue	$—	$—	$—

Operating Expenses:
Depreciation and amortization	1,130	1,260	15,390
General and administrative expenses	451,806	803,224	2,102,913
Impairment of assets	2,500	1,926,110	2,555,570
Total operating expenses	455,436	2,730,594	4,673,873

Loss from Operations	(455,436)	(2,730,594)	(4,673,873)

Other Income/(Expense)
Income from reorganization	1,914,698	—	1,914,698
Interest (expense)	(37,783)	(19,275)	(107,874)
Interest income	—	—	23,462
Other	—	5,403	11,656
Total Other Income (Expense)	1,876,915	(13,872)	1,841,942

(Loss) from Continuing Operations	1,421,479	(2,744,466)	(2,831,931)

(Loss) from Discontinued operations	—	—	—

Loss before Income Taxes	1,421,479	(2,744,466)	(2,831,931)

Provisions for Income Taxes	—	—	—

Net (Loss)	$1,421,479	$(2,744,466)	$(2,831,931)

Net (Loss) Per Share:
Basic and Diluted	$0.04	$(0.14)	$(0.16)

Weighted Average Shares Outstanding
Basic and Diluted	36,365,127	19,927,999	17,489,844

See accompanying notes to financial statements.
See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company formerly known as Fortune Entertainment Corporaton)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004 and For the Date of New
Development Stage Company to December 31, 2005

			Date of new
			development stage
			company
			January 1, 2002
			to
	December 31,		December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,421,479	$(2,744,466)	$(2,831,931)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on reorganization	(1,914,698)	—	(1,914,698)
Loss on disposal of equipment	5,351	—	5,351
Depreciation and amortization	1,130	1,260	15,390
Impairment loss	2,500	1,926,110	2,566,970
Common stock issued for services	63,000	267,500	330,500
Accrued interest income on notes receivable	—	—	(23,462)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses, deposits and other assets	5,252	(5,252)	5,641
Increase in accounts payable and accrued expenses	(32,153)	394,349	934,766

Net cash provided by operating activities	(448,139)	(160,499)	(911,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(3,091)	(650)	(3,741)
(Disposition) of investments	—	(394,586)	(394,586)

Net cash from investing activities	(3,091)	(395,236)	(398,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds fom notes payable	229,537	—	229,537
Common stock	214,000	—	214,000
Advances from related parties	—	88,000	360,924
Issuance of stock for cash	—	475,339	475,339
Borrowings from unrelated parties	—	—	30,000

Net cash from financing activities	443,537	563,339	1,309,800

Net increase in cash	(7,693)	7,604	—

CASH AT BEGINNING PERIOD	7,693	89	—

CASH AT END OF PERIOD	$—	$7,693	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH TRANSACTION

Issuance of stock for liabilities forgiven	$324,000	$474,645	$474,645

Issuance of stock for services	$63,000	$—	$63,000

See accompanying notes to financial statements.
See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
Years Ended December 31, 2005 and 2004 and Date of New Development
January 1, 2002 Through December 31, 2005

					Additional	Shares		During the	Total
	Preferred Stock		Capital Stock		Paid-in	to be	Accumulated	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Stage	Equity

Balance-January 1, 2002	14,739	$1	4,608,674	$461	$13,402,100	$197,000	$(13,869,043)	$—	$(269,481)

Common stock to be issued	—	—	—	—	—	3,000	—	—	3,000
Net (loss) for the year ended December 31, 2002	—	—	—	—	—	—	(77,806)	(1,139,939)	(1,217,745)

Balance-December 31, 2002	14,739	1	4,608,674	461	13,402,100	200,000	(13,946,849)	(1,139,939)	(1,484,226)

Net (loss) for the year ended December 31, 2003	—	—	—	—	—	—	(50,000)	(369,005)	(419,005)

Balance-December 31, 2003	14,739	1	4,608,674	461	13,402,100	200,000	(13,996,849)	(1,508,944)	(1,903,231)

Stock to be issued from prior period common stock to be issued	—	—	200,000	20	75,880	(75,900)	—	—	—
Stock issued for services at $.076	—	—	3,500,000	350	267,150	—	—	—	267,500
Stock issued for liabilities at $.075	—	—	6,328,606	633	474,012	—	—	—	474,645
Stock issued for investment at $.095	—	—	14,670,000	1,467	1,389,472	—	—	—	1,390,939
Warrants exercised at $.045	—	—	1,000,000	100	44,900	—	—	—	45,000
Stock issued for cash at $.075	—	—	5,737,847	574	429,765	—	—	—	430,339
Net (loss) for the year ended December 31, 2004	—	—	—	—	—	—	—	(2,744,466)	(2,744,466)

Balance-December 31, 2004	14,739	1	36,045,127	3,605	16,083,279	124,100	(13,996,849)	(4,253,410)	(2,039,274)

Stock issued for debt relief	—	—	3,000,000	300	323,700	—	—	—	324,000
Shares issued for services	—	—	840,002	84	62,916	—	—	—	63,000
Stock to be issued from prior period common stock to be issued	—	—	—	—	124,100	(124,100)	—	—	—
Net income for the year ended December 31, 2005	—	—	—	—	—	—	—	1,421,479	1,421,479

Balance-December 31, 2005	14,739	$1	39,885,129	$3,989	$16,593,995	$—	$(13,996,849)	$(2,831,931)	$(230,795)

See accompanying notes to financial statements.
See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 1 - THE COMPANY

WT Holdings Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company was incorporated under the laws of the State of Delaware on August 25, 1997. On December 12, 2005, the Company changed its name from Fortune Entertainment Corporation to WT Holdings Corporation.

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

On November 21, 2005, the Company entered into a Securities Purchase Agreement. The agreement called for a reorganization of the Company, whereby WB Capital Group and Central Class Group Limited provided a certain amount of capital for debt and securities to reorganize the Company as further discussed in Note 14. Additionally, the Company with these funds reorganized its debt. The Company is now is the position to raise additional capital and seek new ventures and acquisitions to obtain profitable operations.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Principles of Consolidation

In determining whether WT Holdings has a direct or indirect controlling financial interest in affiliates, consideration is given to various factors, including common stock ownership, possession of securities convertible into common stock and the related conversion terms, voting rights, representation on the board of directors, rights or obligations to purchase additional ownership interests as well as the existence of contracts or agreements that provide control features. Generally, when WT Holdings determines that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an affiliate, WT Holdings will consolidate the affiliate. Furthermore, when WT Holdings determines that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights, WT Holdings will consolidate the affiliate.

For those affiliates that WT Holdings does not have the ability to control the operating and financial policies thereof, the investments are accounted for under the equity or cost method, as appropriate. WT Holdings applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In determining whether WT Holdings has the ability to exercise significant influence, consideration is given to various factors including the nature and significance of the investment, the capitalization structure of the investee, representation on the board of directors, voting rights, veto rights and other protective and participating rights held by investors and contractual arrangements.

Additionally, WT Holdings applies accounting principles generally accepted in the United States of America and interpretations when evaluating whether it should consolidate entities. Typically, if WT Holdings does not retain both control of the assets transferred to the entities, as well as the risks and rewards of those assets, WT Holdings will not consolidate such entities. In determining whether the securitization entity should be consolidated, WT Holdings considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.”

The consolidated financial statements include the accounts of WT Holdings Corporation and its subsidiaries owned and/or controlled by WT Holdings as follows:

	December 31,
	2005	2004
Company	Percentage

Fortune Entertainment Corporation (Bahamas)	0.00%	100.00%
Fortune Entertainment Corporation (British Columbia, Canada)	0.00%	100.00%
Fortune Poker, Inc. (Delaware) (Formerly Professional Video Association, Inc.)	0.00%	100.00%

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

As part of the reorganization, the Company either released any claims on the subsidiaries or assigned them as part of certain settlement agreements.

All significant inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of WT Holdings Corporation (WT Holdings) is presented to assist in understanding WT Holding’s financial statements. The financial statements and notes are representations of WT Holding’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, note receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of the Company’s financial instruments approximate fair value due to the relatively short maturities of the instruments and market value interest rates on debt.

Long-lived Assets

Long-lived assets are stated at cost, adjusted for impairment. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to seven years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets that are considered to be impaired as of December 31, 2005.

Intangibles with Finite Lives

In June 2001, the Financial Accounting Standards Board issued “Statement of Financial Accounting Standards, (“FAS”) No. 142 “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. FAS No. 142 addressed the recognition and measurement of intangible assets acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under these rules, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual or more frequent impairment testing. Other intangible assets deemed to have a finite life continue to be amortized over their useful lives.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings Per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2004, the Company had 350,000 potentially dilutive securities outstanding.

As described in note 15, the Company effected a one-for-twenty (1:20) reverse stock split of the Company’s common stock. This stock split has not been reflected in the calculation of earnings per share at December 31, 2005.

Shares for Services and Other Assets

WT Holdings accounts for non-cash stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of WT Holdings’s stock and the amount an employee must pay to acquire the stock. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2005 and 2004, the Company had no material advertising expense.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Income taxes

WT Holdings accounts for income taxes using the asset and liability method. The differences between the financial statement and tax basis of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company’s employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

•
The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

•
The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No. 123(R) as relates to future use of share-based payments to compensate employees in 2006. Therefore, the impact of adoption cannot be predicted with certainty at this time because it will depend on the levels of share-based payments granted in the future. Due to the timing of the Company’s equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method will have a significant impact on the Company’s results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to expense beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on the Company’s overall financial position.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Reclassifications

Certain classifications in the December 31, 2004 financial statements have been changed to conform with the current year presentation.

Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

The Company consists of one reportable business segment.

All of the Company’s assets are located in the United States.

NOTE 3 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

Development Stage Company

WT Holdings Corporation is a new developmental stage company as of January 1, 2002. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company was in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders’ deficits, which raises substantial doubt about its ability to continue as a going concern.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is attempting to raise additional capital and is seeking a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property, prior to discontinued operations, consisted of patented software inventions known, respectively, as Fortune Poker and Rainbow 21. The following agreements were abandoned as part of the reorganization as described in Note 14. Fortune Poker was acquired through a purchase and sale agreement with William Danton and Video Lottery Consultants, Inc. (the “Danton Group”). Rainbow 21 was acquired through an Asset Acquisition Agreement with Team Rainbow, Inc. (“TRI”).

Fortune Poker

To the extent that the Company sub-licenses rights derived from Fortune Poker, the Company must pay the Danton Group 20% of all up-front licensing fees paid or payable to the Company. Also commencing April 2, 1998 (the “Trigger Date”), and continuing on the annual anniversary date of the Trigger Date and every year during either the life of the patent, which forms part of the Intellectual Property, and any extension of the patent, the Company must issue common stock to Mr. Danton equivalent to the Predetermined Percentages multiplied by Net Earnings divided by the Average Share Price.

The Agreement provides the following definitions for this formula:

•
Predetermined Percentages are 2% in year one, 3% in year two, 4% in year three, 5% in year four and 10% in year 5 and thereafter, provided that the percentage will automatically increase to 10% once Net Earnings are at least $10,000,000.

•	Net Earnings represents earnings from the revenues derived from the Intellectual Property before income tax, depreciation and amortization.

•	Average Share Price refers to the average trading price of the Company’s common stock on the NASD OTC Bulletin Board for the last 30 trading days of the fiscal year.

Any payments made pursuant to the above would have been recorded as additional consideration.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Until the Company met all of the above obligations in a timely manner, the Fortune Poker stock acquired from the Danton Group was subject to a Stock Pledge Agreement whereby Mr. Danton had been granted a security interest in 60% of the issued and outstanding Fortune Poker stock which provides for the right of Mr. Danton to obtain ownership and control of the pledged stock if the Company defaulted under this Agreement while the Stock Pledge Agreement was in place, the Company was not permitted to change, amend or modify its bylaws and certificate of Incorporation; sell, convey or transfer any of the assets associated with this Agreement; or incur any debt, liability or other obligation or responsibility outside the ordinary course of business without the prior written consent of the Danton Group. Additionally, Mr. Danton has been granted an option to purchase the other 40% of the issued and outstanding Fortune Poker stock upon default of this Agreement by the Company at a price equivalent to that paid by the Company.

Rainbow 21

Pursuant to the TRI acquisition, the Company had the following obligations:

1.    If during the last five trading days of July 2000, the simple average closing price for the shares traded on the public market (“Market Price”) did not equal or exceed $2.00 per share, the Company was required to either:

        a.    pay TRI the difference between $1,000,000 (500,000 shares at $2.00) less an amount equal to 500,000 (pre-split) shares multiplied by the Market Price as of August 1, 2000 (the “Difference”); or

    b.    deliver to TRI additional shares of the same class as the shares having a value equal to the Difference, with such additional shares being valued at the Market Price.

2.     To pay TRI in quarterly installments, the greater of $50,000 or 10% of the net revenues from Rainbow 21 for the twelve months ended July 31, 1999.

3.     To pay TRI in quarterly installments, the greater of $150,000 or 10% of the net revenues from Rainbow 21 for the twelve month period ended July 31, 2000.

Any further stock issued pursuant to 1 above would be recorded at no value since the shares issued have already been valued at their maximum amount of $2.00 (pre-split) per share. The minimum payments under 2 to 3 above had been recorded as consideration payable. Any further payments would be recorded as additional consideration. The entire purchase price had been allocated to Intellectual Property.

The Company had fully impaired all of its intellectual property at December 31, 2001.

As part of the Securities Purchase Agreement further described in Note 14 below, the Company gave up the rights it had to any of the intellectual properties described above.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 5 - INVESTMENTS

Investments consisted of the following at December 31, 2004 and this investment has been abandoned as part of the reorganization agreement described in Note 14.

December 31, 2004

Genesis Marketing and Development, LLC	$600,000
Less valuation reserve	(600,000)
$—

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

NOTE 6 -  EQUIPMENT

Equipment consists of the following:

	December 31,
	2005	2004

Furniture and equipment	$—	$5,650
Less accumulated depreciation	—	2,260
Net property and equipment	$—	$3,390

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,130 and $1,260, respectively.

The Company disposed of all equipment it owned in 2005 as part of the Reorganization described in Note 14 below.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 7 - RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2005 and 2004, officers’ salaries in the amount of $300,000 and $300,000, respectively, were incurred by the Company.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Notes payable consist of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004

Note payable, with an original due date of June 30, 1999, interest at 12%	$—	$50,000
Note payable, with an original due date of September 15, 2001, interest at 11%	—	40,000
Note payable, with an original due date of October 1, 2002, interest at 20%	—	30,000
Note payable, with an original due date of December 31, 2004, Extended to May 31, 2005, non-interest bearing	—	25,000
Note payable, with an original due date of December 31, 2004, Extended to May 31, 2005, non-nterest bearing	—	33,000
Note payable, with an original due date of February 1, 2005, Extended to May 31, 2005, non-interest bearing	—	15,000
Note payable, 5% interest, due February 21, 2006 (1)	126,000	—
Note payable, 5% interest, due February 21, 2006 (1)	44,256	—
Note payable, 5% interest, due February 21, 2006 (1)	59,281	—
	$229,537	$193,000

Interest accrued during the years ended December 31, 2005 and 2004 amounted to $37,782 and $19,275, respectively.

The Company was in violation of the terms of its loan from Caulfield Management Ltd. The Company sold stock assigned as collateral (Sega Gaming Technology, Inc.) and did not apply any of the proceeds to this note. The Company was also in default with respect to its other notes payable.

The debt from December 31, 2004 was paid or settled as part of the reorganization further described in Note 14.

(1)    The terms and due date of the notes are currently being re-negotiated.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 9 - CAPITAL STOCK

Common Stock

Holders of the Common Stock are entitled to one vote per share equally in any dividends declared and in distributions in liquidations.

The Preferred Stock is non-cumulative, non-voting and convertible into Common Stock at the option of the holder of the Preferred Stock at the rate of one Preferred Share to one Common Share for no additional consideration. The holders of the different classes of Preferred Stock were entitled to commence conversion of their shares as follows:

Series A: May 20, 1998;
Series B: August 20, 1998; and
Series C: November 30, 1998

Common stock:	# of shares
Balance, December 31, 2005	39,885,129
Balance, December 31, 2004	36,045,127

# of shares
(issuable on an as-converted basis)
Series A Preferred stock:
Balance, December 31, 2005	4,691
Balance, December 31, 2004	4,691

Series B Preferred stock:
Balance, December 31, 2005	4,691
Balance, December 31, 2004	4,691

Series C Preferred stock:
Balance, December 31, 2005	5,357
Balance December 31, 2004	5,357

Total preferred stock, December 31, 2005	14,739
Total preferred stock, December 31, 2004	14,739

During 2005 and 2004, there were no conversions of preferred stock to common stock.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Shares to be Issued

As of December 31, 1998, the Company had received cash in the amount of $150,000 representing subscriptions received for the issue of 50,000 common shares and 50,000 common share purchase warrants. In addition, pursuant to an amended asset purchase agreement, the Company was required to issue 16,667 common shares at a value of $60,000.

As of December 31, 2000, the Company had received cash in the amount of $37,000 representing subscriptions received for the issuance of 25,000 shares of common stock.

During the year ended December 31, 2002, the Company agreed to issue 100,000 shares, valued at $3,000, for debt financing.

During the year ended December 31, 2004, the Company issued 200,000 of the above shares.

In 2005, the Company transferred the balance to additional paid-in capital as part of the Plan of Reorganization described in Note 14.

Stock Options

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

No. of Common Shares Issuable

Balance, December 31, 2002	437,500
Options issued	—
Options cancelled	—
Options expired	(87,500)
Balance, December 2003	350,000
Options issued	—
Options cancelled	—
Options expired	—
Balance, December 31, 2004	350,000

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

At December 31, 2004, the following options were outstanding:

No. of common
shares issuable	Exercise price	Date of expiration

83,333	1.20	April 30, 2010
83,333.60		April 30, 2010
183,334.60		December 10, 2006
350,000

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

There were no stock options granted during the years ended December 31, 2005 and 2004.

The stock options had either expired or were cancelled as part of the Plan of Reorganization further described in Note 14.

Common Stock

During the year ended December 31, 2005, the Company issued 3,000,000 shares of common stock for consideration of $324,000 as part of the reorganization further described in Note 14.

Additionally, the Company issued 840,002 shares of its common stock for services valued at $63,000.

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

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

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

Stock Warrants

At December 31, 2002, there were 470,833 warrants outstanding. These warrants expired during the year ended December 31, 2003. There were no outstanding warrants as of December 31, 2003.

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

NOTE 10 - INCOME TAXES

As of December 31, 2005, the Company had an estimated net operating loss carry forward of approximately $16,830,000 to offset future taxable income. Since there was a change of control of the Company during 2005, the use of the net operating loss will be limited.  The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company’s net deferred income tax asset are as follows:

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

	December 31,
	2005	2004

Net operating loss carry forward	$5,722,200	$3,376,000
Deferred income tax allowance	(5,722,200)	(3,376,000)

Net deferred income tax asset	$—	$—

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at Federal statutory rate	(34.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	37.50
Tax provision (benefit)	00.00%

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

As part of the reorganization described in Note 14 below, the Company has settled all commitments and contingencies and has none outstanding as of December 31, 2005. The following contingencies were outstanding prior to the reorganization.

The Company had included $126,829 in accrued liabilities for which it was contesting the amounts owed.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

An amended agreement dated October 13, 1999, between the Company and TRI stated that the Company guaranteed that the WT Holdings Corporation shares would have a value of $12.00 per share by August 1, 2000 or the Company would pay cash or issue shares of the equivalent value for the deficit. As of August 1, 2000, the quoted trading value of WT Holdings Corporation’s stock was $2.46 per share. The agreement with TRI was under negotiation because management believed that TRI had not fulfilled its obligations related to the contract. Under the terms of the amended agreement, the Company could have satisfied this obligation either by the issuance of common stock or by a cash payment of $795,000 (83,333 post reverse-split shares at $9.54). The agreement was under negotiation however, a settlement of $50,000 was estimated and recorded as a liability at December 31, 2004. All amounts in this paragraph had been adjusted to reflect the reverse split of one for six (see Note 1).

By mutual agreement of the parties, an Agreement to rescind the DES/FMS transactions consummated in August 2004 was voted on and passed by the Board. An ongoing need to attract the additional capital necessary to sustain the infrastructure necessary for growing the businesses and a failure to reach projected sales and revenue projections precipitated these actions. All shares issued and assets and liabilities transferred remained in place.

In the fourth quarter of 2004, an action was filed in Colorado against the Company for past compensation. The Company disputed the filing, and had filed for damages and had asked for an Arbitration hearing which was scheduled for July, 2005. Additionally, a case has been filed in Delaware seeking actions which the Company has challenged on the basis of both fact and merit.  This case and related claims have been settled during the reorganization.

Effective August 13, 2004, the Company agreed to assume an office lease pursuant to an Agreement for Purchase of Assets with Alpha. According to the terms of the contract, the lease only had a remaining balance of $19,287 at the time of the assumption. Management believed that based on the contract disclosures, the Company’s liability with respect to this matter was limited to $19,287, and has included this amount in its liabilities at December 31, 2004. Should the Company be required to pay all the remaining payments on the lease, the liability could exceed $250,000. In addition, there was contingent guarantees totaling approximately $22,000 on other related commitments.  This lease was settled during the reorganization.

NOTE 12 - STOCK AND BONUS PLANS

A summary description of each Plan follows: in some cases these three Plans are collectively referred to as the “Plans”. As part of the Plan of Reorganization further described in Note 14, the Company has cancelled all stock options and any bonus plan it previously offered and any related shares set aside for the Plan. The following plans were in existence prior to the reorganization.

This plan was adopted during 1998.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Incentive Stock Option Plan

The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 333,333 shares of the Company’s Common Stock. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

1.    Options granted pursuant to the Plan must be exercised no later than:

   a.    The expiration of thirty (30) days after the date on which an option holder’s employment by the Company is terminated.

   b.    The expiration of one year after the date on which an option holder’s employment by the Company is terminated, if such termination is due to the Employee’s disability or death.

2.    In the event of an option holder’s death while in the employ of the Company, his legatees or distributees may exercise (prior to the option’s expiration) the option as to any of the shares not previously exercised.

3.    The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options, which are first exercisable in any calendar year may not exceed $100,000.

4.    Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

5.    The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company’s stock which represents more than 10% of the total combined voting power of all classes of stock).

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 833,333 shares of the Company’s Common Stock. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company’s Common Stock on the date the option is granted.

Stock Bonus Plan

Up to 83,333 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist in whole or in part of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

At the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate that date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the vesting schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceased to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors payment of the shares of Common Stock underlying options may be paid through the delivery of shares of the Company’s Common Stock having an aggregate fair market value equal to the option price provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

The Board of Directors of the Company may at any time, and from time to time, amend, terminate or suspend one or more of the Plans in any manner it deems appropriate provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval, make any amendment which would materially modify the eligibility requirements of the Plans, increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company’s capital stock or a consolidation or merger of the Company, reduce the minimum option price per share, extend the period for granting options or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provision of the Employee Retirement Income Security Act of 1974.

The following sets forth certain information as of December 31, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company’s Common Stock.

		Shares
	Total Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plan	Options	Stock Bonus	Under Plan

Incentive Stock Option Plan	333,333	—	N/A	333,333
Non-Qualified Stock Option Plan	833,333	350,000	N/A	483,333
Stock Bonus Plan	83,333	N/A	—	83,333

NOTE 13 - LEASES

As part of the Plan of Reorganization further described in Note 14, the Company has terminated and settled any leases it previously had entered into. The following leases were in existence prior to the reorganization.

Effective January 31, 2004, the Company entered into a three year lease agreement for office space. Initial monthly rent was $1,144, and increased to $1,806 effective June 2004. Subsequent to December 31, 2004, the Company canceled this lease, and agreed to sublease an office facility for $440 per month.

Effective August 13, 2004, the Company agreed to assume an office lease pursuant to an Agreement for Purchase of Assets with Alpha. According to the terms of the contract, the lease only had a remaining balance of $19,287 at the time of the assumption. Management believes that based on the contract disclosures, the Company’s liability with respect to this matter is limited to $19,287, and had included this amount in its liabilities. Should the Company be required to pay all the remaining payments on the lease, the liability could exceed $250,000. This lease was settled during the reorganization.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 14 - SECURITIES PURCHASE AGREEMENT

Agreement

On November 21, 2005, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with WB Capital Group, Inc., a Nevada corporation (“WB”) pursuant to which the Registrant agreed to issue 3,000,000 shares of the Company’s common stock (the “Shares”) and a Promissory Note in the principal amount of $126,000 (the “Note”) to WB (the Shares and the Note, collectively referred to herein as the “Securities”). The rights to acquire the Securities set forth in the Securities Purchase Agreement were subsequently assigned to Central Class Group Limited, a British Virgin Islands company (“Central Class”) by WB and Central Class acquired the Securities. The consideration paid by Central Class for the Shares was $324,000, in the form of assumption of debt and cash. The consideration paid by Central Class for the Note was $126,000. The issuance of the Note and Shares resulted in total net cash proceeds to the Company of $214,000. All consideration received by the Registrant for the issuance of the Securities were used to pay off prior existing liabilities of the Registrant. In connection with this transaction, Central Class also assumed certain liabilities and obligations of the Registrant owed to third parties arising from promissory notes. There are no material relationships between the Registrant or its affiliates and any of the parties of the Securities Purchase Agreement. This transaction was closed on November 30, 2005.

The Board of Directors of the Registrant is aware that there has been a change in control of the Registrant. On November 30, 2005, Central Class Group Limited, a British Virgin Islands company (“Central Class”) acquired 17,271,422 shares of the Registrant’s common stock directly from nine shareholders of the Registrant. This acquisition of shares, along with the issuance of the Shares to Central Class (as described in Item 1.01 herein) (both transactions referred to herein as the “Transactions”) represent the acquisition of approximately 50.8% of the total outstanding stock of the Registrant. No part of the consideration used to acquire control of the Registrant was from a loan. The total consideration used by Central Class to acquire control of the Registrant (by acquiring the Securities and the stock from the Registrant’s stockholders as described herein) was $354,000.

In connection with the Transactions, the Registrant’s interest in Team Rainbow, Inc. and Poker Video Association were transferred back to William Danton as part of his settlement of liabilities and obligations owed by the Registrant to William Danton. In addition, as part of the Transactions, the Registrant’s interest in 221,500 Options in Genesis Marketing & Development, LLC (GMAD) was transferred to a Liquidating Trust set-aside for the beneficial interest of the shareholders of record of the Registrant as of November 25, 2005 (the “Shareholders of Record”). Such Liquidating Trust shall be managed by a separate, uncompensated board comprised of Douglas R. Sanderson, Phillip Verrill, Dr. Pavin Anand, Dr. Gary Parsons, and Theodore Silvester, Jr. All actions of such board require a super majority and all actions must inure to the benefit of the Shareholders of Record.

Following the Transactions and as a part of the Company’s efforts to obtain financing and restructure its debt, the Company entered into settlement agreements with all creditors, note holders, claims of accrued salaries and any and all creditors of the Company (the foregoing is generally referred to as the “Reorganization”). Following the Reorganization, the Company expects that the only remaining debt shall be the notes in the principal amount of $229,537, held by the reorganizers of the Company.

See report of independent registered public accounting firm.

WT HOLDINGS CORPORATION
(A Development Stage Company fomerly known as Fortune Entertainment Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

Reorganization

The Company used proceeds from the Securities Purchase Agreement to pay and settle all of its outstanding debt. The computation of the gain is as follows:

Debt relieved	$2,317,873
Cash paid against debt	(395,045)
Net assets disposed	(8,130)

Gain on reorganization	$1,914,698

NOTE 15 - SUBSEQUENT EVENT

March 23, 2006 the consenting stockholder has approved a resolution to effect a one−for−twenty (1:20) reverse stock split of the Common Stock of the Company (the “Reverse Split”). The immediate effect of the Reverse Split would be to reduce the total number of shares of the Company’s common stock from 39,885,129 to approximately 1,994,256 presently issued and outstanding. However, the Reverse Split will affect all of the holders of all classes of the Company’s common stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares. No fractional shares will be issued in connection with the Reverse Split. Any fractional share will be rounded to the next whole share.

See report of independent registered public accounting firm.