Form 10QSB
period 2006-03-31
WT HOLDINGS CORP
filed 2006-05-15
CIK 1072702

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).  Yes  ☑    No  ☐

As of May 10, 2006, the registrant had 1,994,257 shares of $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☑

Index

WT HOLDINGS CORPORATION
INDEX

		Page Number
PART I

Item 1	Financial Information

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2002 through March 31, 2006	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2002 through March 31, 2006	5

	Condensed Notes to Financial Statements - March 31, 2006	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	8

Item 3	Controls and Procedures	11

PART II

Item 1	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

Index

PART I - ITEM 1          FINANCIAL STATEMENTS

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Total Current Assets	—	—

PROPERTY AND EQUIPMENT, NET	—	—

OTHER ASSETS
Deposits and other	—	—
Total Other Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued liabilities	79,127	1,258
Notes payable-Related parties	229,537	229,537
Total Current Liabilities	308,664	230,795

Total liabilities	308,664	230,795

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, 5,000,000 shares authorized; $0.0001 par value 3,300,000 shares designated to Series "A", "B" and "C" series	—	—
Preferred stock; 1,100,000 shares authorized; $0.0001 par value; 4,691 Series "A" shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Preferred stock; 1,100,000 shares authorized; $0.0001 par value; 4,691 Series "B" shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Preferred stock, 1,100,000 shares authorized; $0.0001 par value 5,357 Series "C" shares issued and outstanding at March 31, 2006 and December 31, 2005	1	1
Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,994,256 shares issued and outstanding at March 31, 2006 and December 31, 2005	199	199
Additional paid-in capital	16,597,785	16,597,785
Shares to be issued	—	—
Accumulated deficit	(13,996,849)	(13,996,849)
Accumulated deficit during the development stage	(2,909,800)	(2,831,931)
Total Stockholders' Equity	(308,664)	(230,795)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

See accompanying notes to financial statements.

Index

WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005 and For the Date of New
Development Stage Company to March 31, 2006

			Date of new
			development stage
			company
			January 1, 2002
	Three Months Ended		to
	March 31,		March 31,
	2006	2005	2006

Revenue	$—	$—	$—

Operating Expenses:
Depreciation and amortization	—	283	15,390
General and administrative expenses	75,000	89,020	2,177,914
Impairment of assets	—	11,400	2,555,570
Total operating expenses	75,000	100,703	4,748,874

Loss from Operations	(75,000)	(100,703)	(4,748,874)

Other Income/(Expense)
Income from reorganization	—	—	1,914,698
Interest (expense)	(2,869)	(6,563)	(110,742)
Interest income	—	—	23,462
Other	—	—	11,656
Total Other Income (Expense)	(2,869)	(6,563)	1,839,074

Loss before Income Taxes	(77,869)	(107,266)	(2,909,800)
Provisions for Income Taxes	—	—	—

Net (Loss)	$(77,869)	$(107,266)	$(2,909,800)

Net (Loss) Per Share:
Basic and Diluted	$(0.04)	$(0.06)	$(1.49)

Weighted Average Shares Outstanding
Basic and Diluted	1,994,256	1,802,256	1,952,315

See accompanying notes to financial statements.

Index
WT HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 and For the Date of New
Development Stage Company to March 31, 2006
			Date of new
			development
			stage company
			January 1, 2002
	Three Months Ended		to
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(77,869)	$(107,266)	$(2,909,800)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	—	282	15,390
Impairment loss	—	11,400	2,566,970
Common stock issued for services	—	—	118,445
Interest expense	—	—	267,500
Accrued interest income on notes receivable	—	—	(23,462)
Notes issued as part of reorganization	—	—	103,537
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses, deposits and other assets	—	—	5,641
Increase in accounts payable and accrued expenses	77,869	79,791	(612,157)
Net cash provided by operating activities	—	(15,793)	(467,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	—	(11,400)	(3,741)
(Disposition) of investments	—	—	(394,586)
Net cash from investing activities	—	(11,400)	(398,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	—	19,500	360,924
Issuance of stock for cash	—	—	475,339
Borrowings from unrelated parties	—	—	30,000
Net cash from financing activities	—	19,500	866,263

Net increase in cash	—	(7,693)	—

CASH AT BEGINNING PERIOD	—	7,693	—

CASH AT END OF PERIOD	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH TRANSACTION
Issuance of stock for liabilities forgiven	$—	$—	$474,645
Issuance of stock for services	$—	$—	$63,000

See accompanying notes to financial statements.

Index

WT HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - March 31, 2006

NOTE A - PRESENTATION

The consolidated balance sheets of the Company as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005 and for the date of new development stage period through March 31, 2006, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and for the date of new development stage period through March 31, 2006, (the consolidated financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2005, Form 10-KSB and the Company’s Form 8-K and 8-K/A filings.

NOTE B - REVENUE RECOGNITION

The Company currently has no significant source of revenues. Revenue from the sale of goods or services will be recognized when the significant risks and rewards of ownership are transferred to the buyer.

NOTE C - NOTES PAYABLE - RELATED PARTIES

Notes payable consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Note payable, 5% interest, due February 21, 2006 (1)	126,000	126,000
Note payable, 5% interest, due February 21, 2006 (1)	44,256	44,256
Note payable, 5% interest, due February 21, 2006 (1)	59,281	59,281
	$229,537	$229,537

(1)    The notes are currently in default.  The terms and due date of the notes are currently being re-negotiated. On April 19, 2006, the Board of Directors of the Company approved a proposal to amend and restate three outstanding promissory notes issued by the Company, in the aggregate principal amount of $229,537. Under the proposal, the promissory notes shall be amended and restated to (i) extend the maturity date of the notes to July 20, 2006, and (ii) add a provision to make the promissory notes convertible into common stock of the Company, or common stock equivalents, at a conversion price to be determined by the board of directors.

Index

WT HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

NOTE D - DEVELOPMENT STAGE COMPANY/GOING CONCERN

WT Holdings Corporation is a new development stage company as of January 1, 2002. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

NOTE E - SHARES FOR SERVICES

The Company accounts for non-cash stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Accordingly, no compensation expense has been recognized because there have been no grants of options to employees. Therefore, there have been no grants with the exercise prices at or above market price of the Company's common stock on the measurement dates.

NOTE F - REVERSE SPLIT OF COMMON STOCK

On or about March 3, 2006, a Definitive Information Statement was furnished to the Company’s shareholders of record as of the close of business on February 22, 2006. The amendment to the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on March 30, 2006.

The Company has reflected the 1 for 20 reverse stock split in its first quarter financials and restated all prior periods presented to reflect the stock split.

Index

PART 1 - ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). We shall make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

General

WT Holdings Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company was incorporated under the laws of the State of Delaware on August 25, 1997.

The Company was involved in developing gaming and entertainment products, and as of December 31, 2001. The Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

Index

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (DES) and Freedom Medical Sources, LLC (FMS), pursuant to a Membership Interest Purchase Agreement between the Company, DES and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock (500,000 shares after giving effect to the Reverse Stock Split) to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (Alpha), an entity affiliated with DES and FMS. Pursuant to an asset purchase agreement between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock (233,500 shares after giving effect to the Reverse Stock Split) to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS.

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

On November 21, 2005, the Company entered into a Securities Purchase Agreement with Central Class Group Limited. In addition, prior to the date of the Securities Purchase Agreement, Central Class Group Limited acquired approximately 17,271,422 shares of common stock (863,571 shares after giving effect to the Reverse Stock Split) from existing stockholders of the Company in a series of private stock purchase transactions. In connection with these transactions, the Company was reorganized. Under the Securities Purchase Agreement, WB Capital Group and Central Class Group Limited provided a certain amount of capital to the Company in exchange for a promissory note and common stock. The Company used the proceeds from the transaction to pay its creditors and settle its debt.

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

Index

At March 31, 2006 the Company had no material operations and was still seeking the capital in order to resume operations. At March 31, 2006 and through the date of this filing, the Company has yet to obtain any commitments for additional funding or commence any business activity.

Effective April 4, 2006, the Company effected a one-for-twenty (1:20) reverse stock split of its common stock (“Reverse Stock Split”).

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

During the quarter ended March 31, 2006 and the year ended December 31, 2005, management mainly focused its efforts on seeking additional capital to pay off or reorganize the Company’s debts. On November 21, 2005, the Company entered into the Securities Purchase Agreement and was able to obtain the additional capital required to continue on administrative operations and reorganize its obligations.

The Company’s administrative expenses were $75,000 in 2006, as compared to $89,020 for 2005. The impairment of assets was zero in 2006 as compared to $11,400 in 2005.  The Company’s interest expense was $2,869 in 2006, as compared to $6,563 for the 2005 fiscal year.

Even though the Company has had a decrease in expenses from its operations, the Company continues to reflect losses from its current business activities. Until the Company obtains a new business activity, it expects to continue to reflect losses from its operations.

Liquidity and Capital Resources

During the quarter ended March 31, 2006, the Company’s working capital decreased. This was due to expenses it incurred from its current operations and the carrying costs of the Company’s remaining debt. This resulted in a decrease in working capital for 2006 in an amount of $77,869. The Company has a negative working capital of $308,664.

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its operations. Management is continuing to pursue working capital necessary for the Company to carry on operations. However, at the time of this filing the Company had not obtained any commitments for additional funding. There is no assurance that any of these efforts will be successful. The Company has sustained its operations from the reorganization and funds it obtained from the Securities Purchase Agreement.

As a result of its limited liquidity, the Company has limited access to additional capital resources. However, following the appointment of new management, restructuring of the stockholder base, and reorganization of Company debt, management believes the Company may be in a position to attract investment capital in the future.

Index

The Company was in default on its new debt at March 31, 2006. On April 19, 2006, the Board of Directors of the Company approved a proposal to amend and restate three outstanding promissory notes issued by the Company, in the aggregate principal amount of $229,537. Under the proposal, the promissory notes shall be amended and restated to (i) extend the maturity date of the notes to July 20, 2006, and (ii) add a provision to make the promissory notes convertible into common stock of the Company, or common stock equivalents, at a conversion price to be determined by the board of directors.

No meaningful comparison can be made between 2006 and 2005 because in 2005, the Company’s operations were halted while management pursued reorganization of the Company. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

PART I - ITEM 3          CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this quarterly report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - ITEM 1          LEGAL PROCEEDINGS

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

Index

PART II - ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2005, the Company issued (i) 3,000,000 shares of its common stock (150,000 shares after giving effect to the Reverse Stock Split), and (ii) a Promissory Note in the amount of $126,000, to WB Financial, Inc., pursuant to the Securities Purchase Agreement dated November 21, 2005, and such securities were not registered under the Securities Act of 1933. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. A copy of the Promissory Note was filed as Exhibit 10.1 to the Company’s Form 8-K with the Securities and Exchange Commission on December 1, 2005 and is incorporated herein by reference.

On April 19, 2006, the Board of Directors of the Company approved a proposal to amend and restate three outstanding promissory notes issued by the Company, in the aggregate principal amount of $229,537. Under the proposal, the promissory notes shall be amended and restated to (i) extend the maturity date of the notes to July 20, 2006, and (ii) add a provision to make the promissory notes convertible into common stock of the Company, or common stock equivalents, at a conversion price of $0.007630 per share.

PART II - ITEM 3          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

PART II - ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2005, Central Class Group Limited, as the holder of the majority of the Company’s outstanding capital stock, signed a Written Consent of the Majority Stockholder (the “Written Consent”), that approved and adopted resolutions authorizing the Company to amend its Certificate of Incorporation to (1) effect a one-for-twenty (1:20) reverse stock split of the Company’s Common Stock; (2) increase the number of the Company’s authorized shares of Common Stock from 40,000,000 to 200,000,000 shares; and (3) to change the name of the Company to “WT Holdings Corporation.” A copy of the Written Consent was filed as Exhibit 1 to the Company’s Schedule 14C Preliminary Information Statement that was filed with the Securities and Exchange Commission on December 16, 2005 and is incorporated herein by reference. On or about March 3, 2006, a Definitive Information Statement was furnished to the Company’s shareholders of record as of the close of business on February 22, 2006. The amendment to the Certificate of Incorporation was filed with the Secretary of State of the state of Delaware on March 30, 2006.

PART II - ITEM 5          OTHER INFORMATION

Not applicable.

Index

PART II - ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the Undersigned, thereunto duly authorized.

WT HOLDINGS CORPORATION (a Delaware corporation)

Dated: May 15, 2006	By:	/s/ Ke Huang

Ke Huang President and Chief Executive Officer (principal executive officer)

Dated: May 15, 2006	By:	/s/ Ke Huang

Ke Huang Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this quarterly report on Form 10-QSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ke Huang	Director	May 15, 2006

Ke Huang