Form 10-Q
period 2006-06-30
WT HOLDINGS CORP
filed 2006-08-14
CIK 1072702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30292

WT HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 402-404, 4/F, Allied Kajima Building 138 Gloucester Road Wanchai, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 2511-3873

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2006, the registrant had 98,142,478 shares of $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

WT HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS

	June 30, 2006 (unaudited)	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$1,576,414	$935,138
Trade accounts receivable, less allowance for doubtful accounts of $19,305 at June 30, 2006 and $19,350 at December 31, 2005	1,437,940	760,853
Trade accounts receivable - related party	22,097	339,577
Inventories	1,767,271	1,828,838
Due from directors / shareholders	—	3,746,673
Due from related parties	—	123,528
Deposits and prepaid expense	1,026,995	1,548,902
Other receivables	1,055,562	341,384

Total current assets	6,886,279	9,624,893

PLANT AND EQUIPMENT, net	670,043	580,266

OTHER ASSETS:
Long-term loan, net	70,142	70,305
Long-term rental and utilities deposits	116,916	117,189
Property held-for-sale	—	419,250

Total other assets	187,058	606,744

Total assets	$7,743,380	$10,811,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	1,737,910	2,001,122
Accrued liabilities	740,849	748,138
Customer deposits	18,882	17,454
Due to shareholders	286,781	575,449
Taxes payable	1,527,973	1,086,395
Current maturities of long-term debt	656,054	503,018

Total current liabilities	4,968,449	4,931,576

Deferred tax liabilities	15,520	15,556
Long-term debt	289,134	378,262

Total non-current liabilities	304,654	393,818

Total liabilities	5,273,103	5,325,394

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,142,478 shares issued and outstanding at December 31, 2005 and June 30, 2006	9,814	9,814
Additional paid-in-capital	378,186	378,186
Retained earnings	2,072,014	5,079,898
Accumulated other comprehensive income	10,263	18,611

Total shareholders’ equity	2,470,277	5,486,509

Total liabilities and shareholders’ equity	$7,743,380	$10,811,903

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SALES	$15,179,436	$7,435,279	$29,601,223	$17,644,911
SALES - RELATED PARTY	43,989	3,300,924	63,881	3,610,315

TOTAL SALES	15,223,425	10,736,203	29,665,104	21,255,226

COST OF SALES	6,969,012	6,039,509	13,889,176	12,128,984

GROSS PROFIT	8,254,413	4,696,694	15,775,928	9,126,242
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,177,367	3,840,595	13,887,957	7,694,225

MERGER TRANSACTION EXPENSE	855,867	—	855,867	—

INCOME FROM OPERATIONS	221,179	856,099	1,032,104	1,432,017

OTHER INCOME, net	647,845	174,632	1,086,848	330,256

INCOME BEFORE PROVISION FOR INCOME TAXES	869,024	1,030,731	2,118,952	1,762,273

PROVISION FOR INCOME TAXES	268,939	179,961	460,656	318,319

NET INCOME	600,085	850,770	1,658,296	1,443,954
OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustment	(4,096)	5,683	(8,348)	5,488

COMPREHENSIVE INCOME	$595,989	$856,453	$1,649,948	$1,449,442

BASIC AND DILUTED INCOME PER COMMON SHARE	0.006	0.009	0.017	0.015

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	98,142,478	98,142,478	98,142,478	98,142,478

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

	Common Stock		Additional Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Totals
	Number of shares	Amount
BALANCE, January 1, 2005	98,142,478	$9,814	$(8,814)	$1,557,000	$2,525	$1,560,525
Net income	—	—	—	1,443,954	—	1,443,954
Foreign currency translation gain	—	—	—	—	5,488	5,488

BALANCE, June 30, 2005	98,142,478	9,814	(8,814)	3,000,954	8,013	3,009,967

Net income	—	—	—	2,078,944	—	2,078,944
Payment for acquisition of subsidiary	—	—	387,000	—	—	387,000
Foreign currency translation gain	—	—	—	—	10,598	10,598

BALANCE, December 31, 2005	98,142,478	9,814	378,186	5,079,898	18,611	5,486,509
Net Income	—	—	—	1,658,296	—	1,658,296
2006 Special Dividend	—	—	—	(4,666,180)	—	(4,666,180)
Foreign currency translation loss	—	—	—	—	(8,348)	(8,348)

BALANCE, June 30, 2006	98,142,478	$9,814	$378,186	$2,072,014	$10,263	$2,470,277

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,658,296	$1,443,954
Adjustments to reconcile net income to cash provided by (used in) operating activities:	—	—
Depreciation and amortization	91,550	56,294
Loss on sale of assets	303	524
(Increase) decrease in assets:
Accounts receivable, trade	(356,904)	(728,217)
Inventories	57,411	81,457
Deposits, prepaid expense and other receivable	(202,884)	(729,664)
Increase (decrease) in liabilities:
Accounts payable	(259,001)	297,553
Accrued expenses and customers deposit	(4,087)	(203,919)
Taxes payable	444,863	315,834

Net cash provided by operating activities	1,429,547	533,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in amounts due from shareholders	3,744,349	(504,488)
Decrease (increase) in amounts due from related parties	123,451	(185,275)
Proceeds from disposal of property and equipment	464,974	—
Purchase of property and equipment	(315,010)	(84,859)

Net cash provided by (used in) investing activities	4,017,764	(774,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to shareholders	(201,929)	(241,309)
Increase in amounts due to related parties	—	134,720
Payment of special dividend	(4,666,904)	—
Repayment of installment loan	(33,470)	—
Proceeds from capital lease	356,389	828,821
Repayment of capital lease obligations	(256,848)	(110,510)

Net cash (used in) provided by financing activities	(4,802,762)	611,722

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,273)	1,423

INCREASE IN CASH	641,276	372,339

CASH, beginning of period	935,138	418,921

CASH, end of period	$1,576,414	$791,260

SUPPLEMENTAL DISCLOSURE INFORMATION

Interest expense paid	$27,368	$10,796

Income taxes paid	$15,793	$2,485

WT HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2006 and 2005

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

WT Holdings Corporation (the “Company”) is a Delaware corporation which was incorporated under the laws of the State of Delaware on August 25, 1997.

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

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Effective April 4, 2006, the Company effected a one-for-twenty (1:20) reverse stock split of its common stock.

On June 22, 2006, the Company executed an Agreement and Plan of Share Exchange (“Exchange Agreement”) by and among the Company on the one hand, and Horizon Corporation Limited, a Hong Kong corporation (“Horizon”), Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue as the shareholders (the “PDD Shareholders”) of Profits Dreams Development Ltd. (“PDD”), and the shareholders (the “FRHL Shareholders”) of Forever Rise Holdings Limited (“FRHL”) on the other hand. Prior to the Exchange Agreement, FRHL was the parent company of Horizon, which in turn was the parent company of PDD, which in turn owns five operating subsidiaries. The business and operations of the Horizon Group are more fully described below.

The Exchange Agreement provides for (i) the acquisition by the Company of all of the issued and outstanding shares of capital stock of PDD, consisting of a total of 1,000 ordinary shares (collectively, the “PDD Shares”), such that PDD shall become a wholly owned subsidiary of the Company; and in exchange therefor (ii) the issuance by the Company at the closing of an aggregate of 68,699,565 shares of restricted common stock of the Company to the PDD Shareholders, or their assigns, which shall constitute 70% of the issued and outstanding common stock of the Company immediately after closing of the transaction.

In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and PDD (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the combined entity will in substance be those of PDD, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of consummation of the Exchange Transaction. The Company is deemed to be a continuation of the business of PDD. The outstanding stock of the Company prior to the Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized.

As a result of the Exchange Agreement with the Horizon Group, the Company acquired 100% of the capital stock of PDD. From and after the Closing Date of the Exchange Agreement, the Company’s primary operations consist of the retail and trading operations of the Horizon Group, which are conducted through the five operating subsidiaries in Hong Kong.

The parties’ completion of the transactions contemplated under the Exchange Agreement were subject to the satisfaction of certain contingencies including execution and delivery of an escrow agreement in connection with the share exchange. The directors of the Company, the directors of the Horizon Group entities, and the respective shareholders of the Company and the Horizon Group have approved the Exchange Agreement and the transactions contemplated thereunder. All parties having satisfied the requisite contingencies, the closing of this transaction occurred on June 28, 2006.

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

PDD was incorporated in the British Virgin Islands on July 26, 2002. PDD, through its subsidiaries, engages in trading of general merchandise and operates three discount shopping centers in Hong Kong. The following is a list of subsidiaries with 100% ownership as of June 30, 2006.

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business
1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a retail store in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19, 2003	Operating a retail store in Hong Kong

5	Max Surplus International Development Limited	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Operating a retail store in Hong Kong

PDD’s outlets and discount shopping centers cater to tourists visiting Hong Kong from other parts of China (“mainland China”) who are transported directly to the Company’s shopping centers by a large network of travel companies and tour operators. PDD’s outlets and shopping centers offer the tourists discount prices on a limited selection of international branded and selected private label products in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments. A number of travel companies and tour operators have agreements or arrangements with PDD to transport tourists from mainland China to the PDD’s outlets and shopping centers for shopping.

All current operations and assets of PDD are located in Hong Kong.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Inventories

The Company values inventory at the lower of cost or market, using the first-in, first-out or weighted average method, and regularly reviews the book value of discontinued product lines and stock keeping units to determine if these items are properly valued. If the market value of the product is less than cost, the management will write down the related inventory to the estimated net realizable value. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on the Company’s results of operations and the valuation of its inventory, resulting in a charge to income in the period if such determination is made.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Property and equipment held-for-sale are measured at the lower of their carrying amount or fair value less cost to sell.

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold properties	the shorter of the useful life or the remaining lease term
Leasehold improvements	the shorter of the useful life or the remaining lease term
Furniture and fixtures	5 years
Motor vehicles	5 years
Office equipment	5 years

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Capital leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as capital leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a capital lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables.

Leases involving part of a building

The Company accounts for its leasehold properties as capital leases in accordance with SFAS No. 13, Accounting for Lease, which requires that a lease involving only part of a building be accounted for as a capital lease, if the fair value of the leasehold property cannot be objectively determinable and if the term of the lease is 75% or more of the estimated remaining economic life of the building in which the leased premises are located.

Operating leases

The Company accounts for a lease agreement as an operating lease if the lease meets none of the four criteria for a capital lease. Rental payments under operating leases are charged to expense on a straight-line basis over the lease term. Rent holidays are considered in the determining straight-line rent expense for operating leases.

Impairment of long-lived assets

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Revenue recognition

Revenue of the Company includes sales. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $134,995 and $74,832 for the periods ended June 30, 2006 and 2005, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effect of the common share equivalents of the company’s convertible preferred stock outstanding.

The company accounts for a stock dividend or split in accordance with SFAS no. 128, “earnings per share”, which requires that a stock dividend or split be accounted for retrospectively if the stock dividend or split occurs during the period, or retroactively if the stock dividend or split occurs after the end of the period but before the release of the financial statements, by considering it outstanding for the entirety of each period presented.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and their statements of income are translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

Financial instruments

The Company values its financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable, accrued expenses, other current liabilities, capital lease obligations and installment loan.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Concentrations of credit risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of June 30 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the six months ended June 30, 2006, all of the Company’s sales arose in Hong Kong compared with the six months ended June 30, 2005. In addition, all accounts receivable as at June 30 2006 also arose in Hong Kong.

The largest three customers in the six months ended June 30, 2006 accounted for approximately 2.4%, 1.9% and 1.1%, respectively of the Company’s total revenues.

The largest three vendors in the six months ended June 30, 2005 accounted for approximately 10.5%, 5.6% and 4.4%, respectively of the Company’s total purchases.

Related parties

Parties are considered to be related to the Company if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party, in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recently issued accounting pronouncements (continued)

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No.151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company’s adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recently issued accounting pronouncements (continued)

In June 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections” (“SFAS No.154”). SFAS No.154 replaces APB No.20 (“APB 20”) and SFAS No.3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No.154 enhances the consistency of financial information between periods. SFAS No.154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company’s adoption of SFAS No.154 did not have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No.109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recently issued accounting pronouncements (continued)

In October 2005, FASB Staff Position (FSB) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 - CONSOLIDATED FINANCIAL STATEMENTS AND CONDENSED FOOTNOTES

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company’s and PDD’s audited financial statements for the year ended December 31, 2005 and the notes thereto.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 had occurred as of the beginning of the earliest period presented.

NOTE 5 - ACCOUNTS RECEIVABLE, TRADE

Accounts receivable consist of the following:

	6/30/2006	12/31/2005
	(unaudited)
Trade accounts	$1,412,787	$741,527

Amounts due from banks for customer credit card transactions	44,458	38,676
Less allowance for doubtful accounts	(19,305)	(19,350)

Accounts receivable, trade, net	$1,437,940	$760,853

NOTE 6 - INVENTORIES

Inventories consist of the following:

	6/30/2006	12/31/2005
	(unaudited)
Merchandise	$2,035,269	$2,097,461
Less valuation allowance	(267,998)	(268,623)

Total	$1,767,271	$1,828,838

NOTE 7 – LONG-TERM LOANS

Long-term loans consist of the following:

	6/30/2006	12/31/2005
	(unaudited)
Employee loan unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$11,583	$11,610

Unsecured, non-interest bearing, 2-year term loan to a travel agency	64,350	64,500

	75,933	76,110
Less: Allowance for doubtful accounts	(5,791)	(5,805)

Total long-term loans, net	$70,142	$70,305

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	6/30/2006	12/31/2005
	(unaudited)
Leasehold improvements	$466,662	$406,749
Furniture and fixtures	52,129	75,190
Office equipment	360,051	216,978
Motor vehicles	129,778	130,080

	1,008,620	828,997
Less: Accumulated depreciation and amortization	(338,577)	(248,731)

Property, plant and equipment, net	$670,043	$580,266

The depreciation and amortization expense of property and equipment for the six months ended June 30, 2006 and 2005 was $91,550 and $56,294, respectively.

Property, plant and equipment include certain capitalized leases. The cost and accumulated amortization of the capitalized leases as of June 30, 2006 are $136,032 (December 31, 2005: $130,080) and $41,889 (December 31, 2005: $28,874), respectively. The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of June 30, 2006:

Year ending June 30,	(unaudited)
2007	$640,888
2008	291,006
2009	1,395
2010 and thereafter	2,671

Total minimum lease payments	935,960
Less amount representing interest	(38,100)

Total present value of minimum payments	897,860
Less current portion of such obligations	(608,726)

Long-term capital leases obligations, net	$289,134

Amortization expense of leased equipment and motor vehicles for the six months ended June 30, 2006 and 2005 was $13,105 and $12,939, respectively.

NOTE 9 – LONG-TERM DEBTS

	6/30/2006	12/31/2005
	(unaudited)
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company’s directors	$47,328	$80,930
Capital lease obligations	897,860	800,350

Total	945,188	881,280
Less current maturities	(656,054)	(503,018)

Total long-term debts, net of current maturities	$289,134	$378,262

The maturities of the installment loan for the next five years are as follows:

Year ending June 30,	(unaudited)
2007	$47,328

NOTE 10 – INCOME TAXES

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
	(unaudited)	(unaudited)
Hong Kong profits tax:
Current	$460,656	$318,319
Deferred	—	—

Total	$460,656	$318,319

NOTE 10 – INCOME TAXES (CONTINUED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2006	2005
	(unaudited)	(unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
Hong Kong statutory rate	17.5%	17.5%
Expenses not deductible for tax purposes	4.2%	0.5%

Effective income tax rate	21.7%	18.0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts receivable, trade and sales – related party

	6/30/2006	12/31/2005
	(unaudited)
Chain World Development Limited (a company controlled by Mr. Ricky Kee Kwong, Tsoi, a director of the Company)	$—	$339,577
Top Leader Technology Limited (a company controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary)	22,097	—

	$22,097	$339,577

Trade accounts receivable from related party arose from sales to the related company, in the ordinary course of the Company’s business.

Amounts due from shareholders or related parties

	6/30/2006	12/31/2005
	(unaudited)
Due from directors/shareholders:
Mr. Ricky Kee Kwong Tsoi, Chief Executive Officer	$—	$2,407,834
Mr. Alex Chun Shan Yue, Chairman	—	828,703
Mr. Danny Sau Kwong Leung, Chief Operating Officer	—	79,335
Mr. Kay Yiu Choi, a brother of Mr. Ricky Kee Kwong Tsoi	—	64,500
Mr. Ip Chung Sang, a director of the Company’s subsidiary	—	36,257
Mr. Ngan Chun Man, a director of the Company’s subsidiary	—	11,625
LTT Technologies Ltd., a company controlled by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	—	318,419

	$—	$3,746,673

Due from related parties:
Maximum Media Ltd., a company owned by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	—	4,140
Horizon Corporation Limited, intermediate holding company	—	119,388

	$—	$123,528

Balances with directors, related parties or companies represent advances to or loans from the respective directors or related parties or companies. These balances are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

On January 17, 2006, the Company’s declared a special dividend of $4,666,180 to its shareholders, which shall be paid partially by way of setoff against the amounts due from directors/shareholders and partially in cash.

During the six months ended June 30, 2006 and 2005, the Group earned sales revenue of $19,892 and $3,610,315, respectively, from related companies that are controlled by Mr. Tsoi Kee Kwong Ricky, a director and shareholder of the Company.

During the six months ended June 30, 2006 and 2005, the Group earned sales revenue of $43,989 and Nil, respectively from a related company that is controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary.

During the six months ended June 30, 2006 and 2005, Horizon Corporation Limited, an intermediate holding company, charged a service fee of $143,220 and Nil, respectively, to the Group.

On November 24, 2005, the Group signed a conditional sale and purchase agreement with Ms. Cheng Shuk Wan, the wife of Mr. Tsoi Kee Kwong Ricky, a director of the Company, whereby the Company disposed of a property under capital lease to Ms. Cheng Shuk Wan for $419,250 of cash. The transaction was completed on February 2, 2006.

NOTE 12 – OTHER INCOME (EXPENSES)

Other income (expenses) for the six months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
	(unaudited)	(unaudited)
Rental income	$7,735	$—
Net foreign exchange gain	742,359	294,355
Interest income	3,548	28
Others	36,119	47,193
Finance costs	(27,368)	(10,796)
Loss on disposal of fixed assets	(303)	(524)
Income from concessionaire sales	324,758	—

	$1,086,848	$330,256

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company has entered into several tenancy agreements for office premises and outlets. The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ending June 30,	(unaudited)
2007	$448,593
2008	209,750
2009	123,552
2010	—

$781,895

Total rent expense for the six months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
	(unaudited)	(unaudited)
Minimum lease payments	$290,937	$103,532
Contingent rent	58,579	154,680

Total	$349,516	$258,212

NOTE 14 - SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retail segment.

Information on segments and the reconciliation to income from operations before income taxes are as follows:

6 months ended June 30, 2006	Trading	Retail	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Total segment revenues	$11,358,497	$27,085,967	$38,444,464
Intersegment revenue	(8,779,360)	—	(8,779,360)

Revenue from external customers	$2,579,137	$27,085,967	$29,665,104

Total segment profits	$808,164	$2,171,489	$2,979,653
Intersegment profits	(4,834)	—	(4,834)

Income before merger transaction expense and income taxes	$803,330	$2,171,489	$2,974,819

Included in segment profits:
Depreciation and amortization	$31,795	$59,755	$91,550
Interest expense	$27,368	$—	$27,368

Total segment assets	$3,160,994	$5,499,346	$8,660,340
Intersegment receivables	(916,960)	—	(916,960)

Total assets	$2,244,034	$5,499,346	$7,743,380

Expenditure for segment assets	$115,178	$90,476	$205,654

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

6 months ended June 30, 2005	Trading	Retail	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Total segment revenues	$12,022,711	$16,546,778	$28,569,489
Intersegment revenue	(7,314,263)	—	(7,314,263)

Revenue from external customers	$4,708,448	$16,546,778	$21,255,226

Total segment profits	$633,073	$1,117,231	$1,750,304
Intersegment profits	11,969	—	11,969

Income before income taxes and merger transaction expenses	$645,042	$1,117,231	$1,762,273

Included in segment profits:
Depreciation and amortization	$23,472	$32,822	$56,294
Interest expense	$10,796	$—	$10,796

Total segment assets	$4,166,556	$4,002,101	$8,168,657
Intersegment receivables	(948,452)	—	(948,452)

	$3,218,104	$4,002,101	$7,220,205

Expenditure for segment assets	$74,226	$10,885	$85,111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “WT Holdings” or the “Registrant” refer to WT Holdings Corporation, a Delaware corporation.

Overview

We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China who are brought directly to our shopping centers through a large network of travel companies and tour operators. We offer this captive group of tourists discount prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments, producing high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provide us with volume purchasing power, and combined with the relatively low overhead of our shopping centers strategically located in low to moderate rent districts, we have been able to quickly achieve profitability since our inception, and continue to grow our profits over the past several years.

Virtually all of our customers are brought to our shopping centers by various mainland Chinese travel companies and travel tour operators. Through our relationships with over 100 Chinese travel companies and tour operators, our shopping centers received an average of over 1,000 visitors per day, and currently receive an average of over 2,000 visitors per day, principally from mainland China.

We source products from over 110 vendors. Our strong sales volume, rapid inventory turnover and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms.

Our shopping centers range in size from 13,000 square feet to 20,000 square feet and the floor plans resemble a typical department store. We seek shopping center locations in areas with reasonable rents and with readily available parking space for large tour buses. Because such locations tend to be in the non-commercial areas of Hong Kong, the tourists that are transported to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers. By selecting sites with very reasonable rents located in non-commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other retailers near our shopping centers.

Our merchandising strategy is to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, focusing on selling popular products at high volume. As such, our product line is relatively streamlined and each shopping center only carries approximately 1,100 active stock keeping units (“SKUs”).

Our founder, Mr. Ricky Kee Kwong Tsoi, has over fifteen years of experience in management, sales training, retail operations, channel distribution, real estate, hospitality and tourism.

We own and operate two trading subsidiaries – Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our product from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 14 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macao, for repair. We mark receipts for our products with a special symbol to denote our guarantee that the product authentic and sourced directly from the manufacturer or an authorized dealer.

We have aggressively pursued development of our retail business, with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in this market, and now operate three shopping centers with a combined total area of 60,000 square feet. Tourists from mainland China account for over 90% of our customers, and during peak periods we have over 100,000 customer visits per month. Because of our extensive product selection and high quality service, we believe we have become the tourist shopping mall of first choice for mainland China tour groups and other tour groups visiting Hong Kong.

Quarterly Results May Fluctuate

Our business is subject to some seasonality, with decreases in sales during the winter months due to decreases in travel and tourist activity, and increases in sales during the summer months due to increases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. Our operating results can also be impacted by the supply of products from suppliers caused by manufacturing delays or delivery issues. Additionally, the offering of new products or utilization of new sales channels can cause our quarterly operating results to fluctuate. For a discussion of these and other risks related to seasonality of our business, see “Risk Factors.”

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition or plan of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Accounts receivables. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. We evaluate the credit risks of our customers utilizing historical data and estimates of future performance.

Inventories. We value inventory at the lower of cost or market, using the first-in, first-out or weighted average basis method, and regularly reviews the book value of discontinued product lines and stock keeping units to determine if these items are properly valued. If the market value of the product is less than cost, management will write down the related inventory to the estimated net realizable value. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on the company’s results of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made.

Property and equipment. Property and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Property and equipment held-for-sale are measured at the lower of their carrying amount or fair value less cost to sell.

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold properties	the shorter of the useful life or the remaining lease term
Leasehold improvements	the shorter of the useful life or the remaining lease term
Furniture and fixtures	5 years
Motor vehicles	5 years
Office equipment	5 years

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires us to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue recognition. Our revenue includes sales. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales revenue is recognized net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three months ended June 30				Six months ended June 30
	2006 Unaudited	% of Revenue	2005 Unaudited	% of Revenue	2006 Unaudited	% of Revenue	2005 Unaudited	% of Revenue
SALES	$15,179,436	99.7%	$7,435,279	69.3%	$29,601,223	99.8%	$17,644,911	83.0%
SALES - RELATED PARTY	43,989	0.3%	3,300,924	30.7%	63,881	0.2%	3,610,315	17.0%

TOTAL SALES	15,223,425	100.0%	10,736,203	100.0%	29,665,104	100.0%	21,255,226	100.0%
COST OF SALES	6,969,012	45.8%	6,039,509	56.3%	13,889,176	46.8%	12,128,984	57.1%

GROSS PROFIT	8,254,413	54.2%	4,696,694	43.7%	15,775,928	53.2%	9,126,242	42.9%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,177,367	47.1%	3,840,595	35.8%	13,887,957	46.8%	7,694,225	36.2%
MERGER TRANSACTION EXPENSE	855,867	5.6%	—	0.0%	855,867	2.9%	—	0.0%

INCOME FROM OPERATIONS	221,179	1.5%	856,099	8.0%	1,032,104	3.5%	1,432,017	6.7%
OTHER INCOME, net	647,845	4.3%	174,632	1.6%	1,086,848	3.7%	330,256	1.6%

INCOME BEFORE PROVISION FOR INCOME TAXES	869,024	5.7%	1,030,731	9.6%	2,118,952	7.1%	1,762,273	8.3%
PROVISION FOR INCOME TAXES	268,939	1.8%	179,961	1.7%	460,656	1.6%	318,319	1.5%

NET INCOME	600,085	3.9%	850,770	7.9%	1,658,296	5.6%	1,443,954	6.8%

Comparison of Three Months Ended June 30, 2005 and June 30, 2006.

Sales. For the three months ended June 30, 2006, sales increased 41.8% from $10.7 million to $15.2 million relative to the three months ended June 30, 2005. The average spending per capita decreased from $76 for the three months ended June 30, 2005 to $66 for the same period of 2006, a decrease of 13.1% mainly because of more tourists coming from cities with lower average household income and the decrease in the selling prices of electronic products. However, retail sales were not only compensated, but also grew as shown by the increased number of patronage from 110,710 for the three months ended June 30, 2005 to 209,860 for the three months ended June 30, 2006, an increase of 89.5%, for the corresponding periods. Our retail sales for the three months ended June 30, 2006 were $13.9 million, a substantial increase of 66.2% from $8.3 million for the same quarter last year. Half of the increased patronage for the three months ended June 30, 2006 resulted from the acquisition of Max Surplus, which contributed about 54,200 more patronage. The rest was brought about by our existing quality tour operators.

Cost of Sales. Cost of sales slightly increased from $6.0 million for the three months ended June 30, 2005 to $7.0 million for the three months ended June 30, 2006, an increase of only 15.4%, as compared to a 41.8% increase in sales over the same comparable quarters in 2005 and 2006. Therefore, our gross profit margin improved by 10.5 percentage points, from 43.7% for the three months ended 2005 to 54.2% for the same period this year. The improvement in cost of sales was mainly due to higher discounts through bulk purchases and also successful negotiations with vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3.8 million for the three months ended June 30, 2005 to $7.2 million for the same period in 2006. Our selling expenses increased from $2.5 million for the three months ended June 30, 2005 to $4.7 million for the three months ended June 30, 2006. As a percentage of retail sales, our selling expenses increased to 33.8% for the three months ended June 30, 2006 from 30.1% for the same period in last year. Our selling expenses increased as a result of an increase in the sale amount based incentives payable to the tour operators and also because of the increase in revenue as compared to last year. Salaries and other administrative expenses also increased due to higher sales volume and shops expansion.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Total other income increased from $0.2 million for the three months ended 2005 to $0.6 million for the same period in 2006 due to an increase in sales volume involving RMB settlement.

Comparison of Six Months Ended June 30, 2005 and June 30, 2006.

Sales. For the six months ended June 30, 2006, sales increased 39.6% from $21.3 million to $29.7 million relative to the six months ended June 30, 2005. The average spending per capita decreased from $77 for the six months ended June 30, 2005 to $67 for the same period of 2006, a decrease of 13.1% mainly because of more tourists coming from cities with lower average household income and the decrease in the selling prices of electronic products. However, the retail sales were not only compensated, but also grew as shown by the increased number of patronage from 214,307 for the six months ended June 30, 2005 to 401,711 for the same period in 2006, an increase of 87.4%, for the corresponding periods. Our retail sales for the six months ended June 30, 2006 were $27.1 million, a substantial increase of 64.2% from $16.5 million for the same period last year. Half of the increased patronage for the six months ended June 30, 2006 resulted from the acquisition of Max Surplus, which contributed about 113,780 more patronage. The rest was brought about by our existing quality tour operators.

Cost of Sales. Cost of sales slightly increased from $12.1 million for the six months ended June 30, 2005 to $13.9 million for the six months ended June 30, 2006, an increase of only 14.5%, as compared to a 39.6% increase in sales over the two comparable six month periods in 2005 and 2006. Therefore, our gross profit margin improved by 10.3 percentage points, from 42.9% for the six months ended 2005 to 53.2% for the same period this year. The improvement in cost of sales was mainly due to higher discounts through bulk purchases and also successful negotiations with vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.7 million for the six months ended June 30, 2005 to $13.9 million for the same period in 2006. Our selling expenses increased from $4.9 million for the six months ended 2005 to $9.1 million for the six months ended June 30, 2006. As a percentage of retail sales, our selling expenses increased to 33.6% for the six months ended 2006 from 29.7% for the same period in last year. Our selling expenses increased as a result of an increase in the sale amount based incentives payable to the tour operators and also because of the increase in revenue as compared to last year. Salaries and other administrative expenses also increased because of higher sales volume and shops expansion.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Total other income increased from $0.3 million for the three months ended 2005 to $1.0 million for the same period in 2006 due to an increase in sales volume involving RMB settlement.

BUSINESS SEGMENTS

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment (“Trading Segment”), and (ii) the retail segment (“Retail Segment”). Information on segments and reconciliations to income before the merger transactions expenses and income taxes are described in Note 14 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

Trading Segment

Segment sales and profit for the Company’s Trading Segment were as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Revenues from external customers	$2,579,137	$4,708,448
Total Segment Profit (before merger transaction expense and income taxes)	803,330	645,042

Sales revenues from external customers in the Trading Segment during the first two quarters of 2006 decreased 45.2%, from $4,708,448 for six month period ended June 30, 2005 to $2,579,137 for the same period in 2006. The decrease in revenues was mainly because sales to Max Surplus were recognized as sales to external customers for the six month period ended June 30, 2005, whereas, we no longer included sales to Max Surplus as sales to an external customer for the same period in 2006 because we acquired Max Surplus on December 16, 2005.

Total segment profit as a percentage of sales for the Trading Segment was 31.1% for the six-month period ended June 30, 2006, as compared to 13.7% for the same period in 2005. The increase in total segment profit as a percentage of sales resulted from setting relatively lower profit margin to Max Surplus than to external customers for the first two quarters of 2005.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Revenues from external customers	$27,085,967	$16,546,778
Total Segment Profit (before merger transaction expense and income taxes)	2,171,489	1,117,231

Sales revenues from external customers in the Retail Segment during the first two quarters of 2006 increased 63.7%, from $16,546,778 for six month period ended June 30, 2005 to $27,085,967 for the same period in 2006. The increase in revenues was primarily attributable to an 87.4% increase in patronage for the first two quarters of 2006 when compared to patronage for the same period in 2005.

Total segment profit as a percentage of sales for the Retail Segment was 8% for the six-month period ended June 30, 2006, as compared to 6.8% for the same period in 2005. The increase in total segment profit as a percentage of sales resulted from achieving lower cost of sales for the first two quarters of 2006 as compared to our cost of sales for the same period in 2005 through bulk purchases and successful negotiations with vendors.

Liquidity and Capital Resources

For the six month period ended June 30, 2006, net cash flow provided by operations was $1.4 million. Net cash flow provided by investing activities for the six months ended June 30, 2006 was $4.0 million, which was primarily from the repayment of prior loans to officers, directors and significant shareholders. For the six month period ended June 30, 2006, net cash flow used in financing activities was $4.8 million, due to a special dividend paid to shareholders to enable them to repay these shareholders’ indebtedness to the Company.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our expenditures, including capital expenditures for property and equipment, which could harm our business.

EFFECTS OF INFLATION

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell. Price risks are managed by each business segment through productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands)
Contractual Obligations:
Total Indebtedness	47	47	—	—	—
Capital Lease Obligations	898	609	289	—	—
Operating Leases	782	449	333	—	—

Total Contractual Obligations:	1,727	1,105	622	—	—

Total indebtedness consists of an installment loan from a financial institution in Hong Kong.

Capital lease amounts primarily consist of vehicles and equipment to support our wholesale operations. See “Note 8 — Property, Plant and Equipment” in the notes to the consolidated financial statements, included elsewhere in this report.

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Other purchase obligation amounts include minimum purchase commitments for advertising and other goods and services that were entered into through our ordinary course of business.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2006, we had approximately $1.58 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar, and currently has an exchange rate of 7.75 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the section titled “Risk Factors – Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into these risk factors that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may be better positioned to capitalize on the rapidly growing retail sector in our geographic area.

The retail sector, in our geographic area, is rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing or carry a larger inventory than we do. We expect that competition will further intensify in the future. Because barriers to entry are limited, current and new competitors may open retail locations that will compete with ours.

We believe that the primary competitive factors in the retail sector include brand recognition, price, shipping offers, product selection, product availability and customer service. We currently compete against other retailers within the specialized niche of travel retail in Asia.

We may also experience significant competitive pressure if any of our suppliers were to initiate their own retail operations in the locations we serve. Since our suppliers have access to merchandise at very low costs, they could sell products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, our current and potential customers may decide to purchase directly from these suppliers. Increased competition from any supplier capable of maintaining high sales volumes and acquiring products at lower prices than us could significantly reduce our market share and adversely impact our financial results.

We compete not only for customers, but also for favorable product allocations from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our suppliers and deny us access to their products and devote greater resources to marketing and promotional campaigns.

The seasonality of our business places increased strain on our operations.

We generally experience increases in sales during the summer months, as travel and tourist activity increases. On the other hand, we generally experience a decrease in sales during the winter months when there are fewer travelers. In addition, if we are unable to meet customer demand for our products during these peak periods, our revenues and future growth could be adversely affected. Furthermore, we may be unable to adequately staff our retail outlets and warehousing operations during these periods.

Our future operating results may fluctuate and cause the price of our common stock to decline.

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	seasonality of the business;

•	price competition from other retailers;

•	general price increases by suppliers and manufacturers;

•	our ability to maintain and expand our distribution relationships;

•	increases in the cost of advertising;

•	unexpected increases in shipping costs or delivery times;

•	our ability to build and maintain customer loyalty;

•	the introduction of new services, products and strategic alliances by us and our competitors;

•	the success of our brand-building and marketing campaigns;

•	government regulations, changes in tariffs, duties, and taxes;

•	our ability to maintain, upgrade and develop our retail stores;

•	changes in our store leasing costs;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	general economic conditions as well as economic conditions specific to the retail sector.

If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

Our efforts to successfully develop private label brands are costly and may not generate corresponding revenues.

Developing private label brands is an important part of our strategy to build future revenue and achieve higher profit margins. Accordingly, we intend to continue to invest in the development of our own brand of products in selected categories. These initiatives require significant expenditures. If we are unsuccessful in our development efforts, we may not be able to recover these expenses or increase our revenues or margins.

To promote our private label brands in response to competitive pressures, we may increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. We cannot be certain that our advertising efforts will be a successful means of attracting customers or that this allocation of resources will provide additional revenues commensurate with this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may be adversely affected.

We depend on our relationships with tour companies to bring customers to retail locations, and losing these sources would adversely affect our revenues and financial results.

We attract retail traffic by entering into arrangements with tour companies who schedule shopping tours with their customers. In order to maintain a flow of tourist traffic, we must continually monitor and maintain our relationships with the tour companies with whom we do business. If the tour companies modify or terminate their relationship with us, we could lose customers and traffic in our retail stores could decrease.

If we fail to offer a broad selection of products and brands that customers find attractive, our revenues could decrease.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products that reflect our customers’ preferences. Consumer tastes are subject to frequent, significant and sometimes unpredictable changes. To be successful in our line of business, our product offerings must be broad and deep in scope and affordable to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, our revenues could decline. In addition, any failure to offer products that satisfy customers’ preferences could allow our competitors to gain market share.

If we do not successfully optimize and operate our retail locations, our business could decline.

If we do not successfully operate our retail locations, this could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities optimally, which may result in excess or insufficient inventory, and distribution capacity. A failure to optimize inventory will increase our net shipping cost by requiring us to make long-distance shipments or partial shipments from different locations. As we continue to add warehouse capability or add new businesses with different inventory management requirements, operating our inventory management system becomes more challenging and there can be no assurance that we will be able to operate our system effectively.

We have limited control over the actions of our distributors, retailers or their vendors.

We rely on distributors for the sale of our branded products, and those distributors maintain inventory and prepare merchandise for shipment to retailers and individual customers. We have limited control over the products that our distributors purchase or keep in stock, and our arrangements with our distributors do not require them to set aside any amount of inventory to satisfy demand. Our distributors may not accurately forecast the products that will be in high demand. In addition, we have limited control over their sales process, shipping and order processing procedures. Although we have not experienced disruptions in the past, nor do we presently foresee possible disruptions in the near future, a widespread inability of our distributors to successfully supply our branded products, if it occurred, would substantially harm our business.

We are dependent upon third parties for significant functions, and if these functions or operations are interrupted for any significant period of time or if we experience other problems with our third-party service providers, our business and results of operations would be substantially harmed.

In addition, we rely upon third party tour operators for a large portion of our customer flow. As a result, we are subject to cancellations and disruptions due to factors that are beyond our control, including employee strikes and inclement weather. Further, increased fuel costs may adversely affect tourist traffic. If cooperating tour companies were to experience cancellations and disruptions, this could negatively affect our sales revenue.

We rely on foreign sources for the supply of many of the products we sell.

We rely on long term supply relationships with several manufacturers in the PRC, and in the future may rely upon supply relationships with other foreign sources. Regional disruptions relating to political or environmental conditions could cause shipping delays, which could interfere with our ability to supply our customers and harm our financial results. A significant breakdown in the manufacturing process or among suppliers could result in product shortages, and our revenues could decline due to the loss of these suppliers and manufacturers.

Our ability to manage our future growth is uncertain.

We are currently anticipating a period of growth as a result of our corporate growth strategy, which aims to among other things, further develop our distribution channels, expand our merchandise offerings, leverage our customer database, reach new customer segments, and increase traffic. In pursuing these objectives, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Our operations are based, to a certain extent, on the successful integration of certain supply chain and operating technologies. Our inability to integrate these technologies may negatively impact our ability to effectively manage inventory, and may harm our business and operating results.

We rely on certain hardware and software systems, purchased from a third-party and customized by our technicians, to perform vital functions with respect to our operations. In addition, we rely upon hardware and software systems for warehouse management. Our inability to properly operate, implement or integrate these technologies will negatively impact our product supply chain and may harm our business and operating results.

Increased product returns will decrease our revenues and impact profitability.

We make allowances for product returns in our financial statements based on historical return rates. In order to keep product returns low or at our estimated rates, we continuously monitor product purchases and returns and may change our product offerings based on the rates of returns. If our actual product returns significantly exceed our allowances for returns, especially as we expand into new product categories, our revenues and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories or new products, changes in our product mix or other factors may cause actual returns to increase. Any new policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

•	fund more rapid expansion;

•	acquire or expand into new retail locations, warehousing facilities or office space;

•	maintain, enhance and further develop our information technology systems;

•	develop new product categories or enhanced services;

•	fund acquisitions; or

•	respond to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

The loss of key members of our executive management could negatively affect our business.

We depend on the continued services and performance of our executive management and other key personnel, in particular, Ricky Kee Kwong Tsoi, our founder and Chief Executive Officer, Danny Sau Kwong Leung, our Chief Operating Officer, and Alex Chun Shan Yue, the Chairman of our board of directors. The loss of any of these executive officers or other key persons could harm our business.

We may be adversely affected by the financial health of the retail industry in Asia.

We are subject to broad economic factors that drive consumer spending and maintain the health of the retail industry in Asia. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending would fall and the Asian retail industry would suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.

We may be adversely affected by the trend towards retail trade consolidation.

As we pursue our retail distribution strategy, our sales will be contingent upon favorable wholesale prices that we can obtain from retailers. If retailers merge or the retail industry consolidates, the larger, combined retailers will have significant pricing power because of the sheer size of their retail networks. As a result, we may not be able to obtain reasonable prices for our products. Consequently, our margins would decline and our results of operations would be reduced. There can be no assurance that we will be able to obtain reasonable wholesale prices for our products under a scenario where retailers merge and consolidate into larger entities.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in Hong Kong, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB and Hong Kong Dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, and the rate between the Hong Kong Dollar has been pegged to the U.S. dollar since 1983, there can be no assurance that these currencies will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. dollar, and other geopolitical factors. If the RMB were to increase in value against the dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar, if it occurred, would adversely affect the value of your investment.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in the spring of 2003, which severely impacted the tourism industry for many months. Any prolonged recurrence of SARS or other adverse public health developments in China could negatively impact tourism in Hong Kong, which would have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary travel restrictions, or even closure of our facilities or offices. Such closures would severely disrupt our customer flow and business operations, and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company’s operations.

The application of the “Penny Stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

If our stock becomes quoted on an exchange, as long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are not currently traded and, if and when our stock becomes quoted, you may be unable to sell at or near ask prices or at all if you need to sell or liquidate your shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq Small Cap Market or other markets.

Our common shares are currently not traded, and if and when they do become quoted, they may be “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

Our principal stockholders and their affiliated entities own approximately 80% of our outstanding ordinary shares, representing approximately 80% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of the company and its affiliates may lead to future liability for the company.

Prior to our entry into the Agreement and Plan of Share Exchange on June 22, 2006, the Horizon Group has been engaged in operations. Although for a period of two years after the Closing Date the major shareholders of the Horizon Group will indemnify the Company against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Share Exchange Agreement, any liabilities relating to such prior business against which the Company is not completely indemnified may have a material adverse effect on the Company.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in Hong Kong, and all of our officers reside outside the United States.

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through our wholly owned subsidiaries in Hong Kong. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in Hong Kong in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Hong Kong may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would shareholders of a corporation doing business entirely within the United States.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On June 22, 2006, the Company executed an Agreement and Plan of Share Exchange (“Exchange Agreement”) by and among the Company on the one hand, and Horizon Corporation Limited, a Hong Kong corporation (“Horizon”), Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue as the shareholders (the “PDD Shareholders”) of Profits Dreams Development Ltd. (“PDD”), and the shareholders (the “FRHL Shareholders”) of Forever Rise Holdings Limited (“FRHL”) on the other hand. Prior to the Exchange Agreement, FRHL was the parent company of Horizon, which in turn was the parent company of PDD, which in turn owns five operating subsidiaries. As a result of the Exchange Agreement with the Horizon Group, the Company acquired 100% of the capital stock of Profits Dreams Development Limited. From and after the Closing Date of the Exchange Agreement, the Registrant’s primary operations consist of the retail and trading operations of the Horizon Group, which are conducted through the five Operating Subsidiaries in Hong Kong. The Closing of the Exchange transaction occurred on June 28, 2006.

Prior to the closing of the Exchange Agreement, in connection with actions taken by WT Holdings Corporation to restructure and settle its remaining indebtedness, and as approved by its board of directors, on May 18, 2006 the company entered into an Agreement of Amendment and Restatement of Promissory Note, under which it agreed to amend and restate a promissory note in the principal amount of $126,000, with accrued interest in the amount of $2,800 (“WT Note”). The WT Note was amended and restated to extend its maturity date to July 20, 2006. As a condition to such extension, the note was amended and restated as four separate notes, issued to the same holder as the WT Note, and made convertible into shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock.

In addition, on May 18, 2006, the Company entered into an Assignment and Assumption Agreement (“Kaneb Note Agreement”) with W.B. Capital Group, Inc. (“WB”), under which a promissory note in the principal amount of $44,256 held by WB was amended, restated, assigned to and assumed by four assignees. None of the assignees were “affiliates” of the company (as defined under Rule 144(a)(2)). Prior to such transaction, on March 28, 2002, the company entered into a loan agreement with Andrew Kaneb, an individual non-affiliate of the Company (“Kaneb”), pursuant to which Kaneb loaned a principal amount of $30,000 to the company, with an interest rate of 5% per annum (the “Kaneb Note”). On July 1, 2002, the Kaneb Note was extended for an additional six months with an interest rate of 20% per annum. On November 21, 2005, the Kaneb Note was assigned to and assumed by WB, a non-affiliate of the company, pursuant to an Assignment and Assumption Agreement, for cash consideration of $35,000 paid to Kaneb. On November 21, 2005, the assigned and assumed Kaneb Note was amended and restated, in the form of a promissory note with a principal amount of $44,256.00 bearing interest at a rate of 5% per annum (“First Amended and Restated Note”). Finally, pursuant to the Kaneb Note Agreement, WB assigned, and the assignees assumed, the obligations under the First Amended and Restated Note, with revised terms and conditions. These revisions included an extension of the maturity date to July 20, 2006. As a condition to such extension, the note was amended and restated as four separate notes with an aggregate principal amount of $45,239 (representing principal and accrued interest on the note), issued to the assignees, and made convertible into shares of Common Stock of the company at a conversion price of $0.002438 per share. The assignees were bona fide purchasers who paid consideration to WB in exchange for the amended and restated notes.

Further, as approved by the board of directors, on May 18, 2006, the Company entered into an Assignment and Assumption Agreement with WB (“Zanoni Note Agreement”), under which a promissory note in the principal amount of $59,281 held by WB was amended, restated, assigned to and assumed by eight assignees, none of whom were affiliates of the company. Prior to such transaction, on March 15, 2001, the Zanoni Family Limited Partnership (“Zanoni”) loaned the company $25,000 in exchange for a promissory note in the principal amount of $25,000 bearing interest at a rate of 11% per annum (“March 2001 Note”). On June 18, 2001, Zanoni loaned the company $15,000 in exchange for an additional promissory note in the principal amount of $15,000 bearing interest at a rate of 11% per annum (“June 2001 Note”) (the March 2001 Note and June 2001 Note are referred to as the “Zanoni Notes”). On November 21, 2005, the Zanoni Notes were assigned to and assumed by W.B. Capital Group, a non-affiliate of the company, pursuant to an Assignment and Assumption Agreement, for cash consideration of $45,000 paid to Zanoni. On November 21, 2005, the assigned and assumed Zanoni Notes were further amended and restated, and combined into a single promissory note with a principal amount of $59,281 bearing interest at a rate of 5% per annum (“First Amended and Restated Note”). Finally, pursuant to the Zanoni Note Agreement, WB assigned, and the assignees assumed, the obligations under the First Amended and Restated Note, with revised terms and conditions. These revisions included an extension of the maturity date to July 20, 2006. As a condition to such extension, the note was amended and restated as nine separate notes with an aggregate principal amount of $60,598 (representing principal and accrued interest on the note), issued to eight assignees, and made convertible into shares of Common Stock of the company at a conversion price of $0.002438 per share. The assignees were bona fide purchasers who paid consideration to WB in exchange for the amended and restated notes.

Pursuant to the Agreement of Amendment and Restatement of Promissory Note, Kaneb Note Agreement, and Zanoni Note Agreement, respectively, as described in Item 1.01, incorporated by reference into this Item 3.02, the company issued amended and restated promissory notes convertible into an aggregate of 52,706,202 shares of Common Stock, 1,200,000 shares of Series A Preferred Stock, 1,200,000 shares of Series B Preferred Stock and 1,200,000 shares of Series C Preferred Stock of the Company. These convertible notes were issued pursuant to an exemption under Section 4(2) under the Securities Act. Under the terms of the amended and restated promissory notes, the holders of such notes were granted the right to convert the principal and accrued interest under the notes into the above-described capital stock of the company. No cash consideration was received by the company in connection with the amendment and restatement of the notes, however, the assignees paid consideration to WB in exchange for the notes.

Effective on May 18, 2006, and in accordance with the terms and conditions of the above-mentioned amended and restated promissory notes, the holders of those promissory notes elected to convert the principal and accrued interest under the notes into (i) 96,117,242 shares of Common Stock, (ii) 1,200,000 shares of Series A Preferred Stock, (iii) 1,200,000 shares of Series B Preferred Stock, and (iv) 1,200,000 shares of Series C Preferred Stock, respectively, of the Company. These shares were issued pursuant to an exemption under Section 4(2) under the Securities Act. In consideration for the shares issued, all indebtedness of the company under the notes was cancelled.

Effective on May 19, 2006 (i) holders of a majority of the company’s Series A Preferred Stock elected to convert all of the issued and outstanding shares of Series A Preferred Stock, consisting of 1,228,143 shares, into 10,235 shares of common stock of the company at a conversion ratio of 0.008333 shares of common stock for each share of Series A Preferred Stock, (ii) holders of a majority of the company’s Series B Preferred Stock elected to convert all of the issued and outstanding shares of Series B Preferred Stock, consisting of 1,228,143 shares, into 10,235 shares of common stock of the company at a conversion ratio of 0.008333 shares of common stock for each share of Series B Preferred Stock; and (iii) holders of a majority of the company’s Series C Preferred Stock elected to convert all of the issued and outstanding shares of Series C Preferred Stock, consisting of 1,232,143 shares, into 10,268 shares of common stock of the company at a conversion ratio of 0.008333 shares of common stock for each share of Series C Preferred Stock. These conversions were pursuant to the terms of the company’s Certificate of Incorporation and Certificates of Designation for the respective series of preferred stock of the company, as amended.

Immediately following (i) the conversion of the foregoing promissory notes, and (ii) conversion of each series of preferred stock into common stock, the company had a total of 98,142,478 shares of common stock outstanding, and no shares of preferred stock outstanding.

Pursuant to the Exchange Agreement, (i) the Company issued 68,699,565 shares of common stock to the shareholders of FRHL in exchange for 100% of the outstanding shares of PDD, and (ii) Central Class Group Ltd. and other shareholders of the Company agreed to cancel and forfeit. The shares were issued to FRHL as a part of the share exchange, which was exempt from registration pursuant to Regulation S under the Securities Act of 1933. As a result of the transactions under the Exchange Agreement, after the Closing of the Exchange and the conversions of the preferred stock and promissory notes discussed above, (i) there were a total of 98,142,478 shares of WT Holdings common stock issued and outstanding, and no shares of preferred stock outstanding, (ii) the prior stockholders WT Holdings (who prior to the transaction owned 100% of the shares), held 30% of the issued and outstanding shares of WT Holdings, and (iii) the remaining 70% of the issued and outstanding common stock of WT Holdings were held by the FRHL Shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective May 18, 2006, in connection with the conversion of the Kaneb Note (as described in Item 2 of this Current Report) into preferred stock, the Registrant amended and restated its Series A Preferred Stock Certificate of Designation, Series B Preferred Stock Certificate of Designation and Series C Preferred Stock Certificate of Designation (each, a “Certificate”), principally to (i) increase the number of shares designated as Series A Preferred Stock to 1,500,000 shares, (ii) increase the number of shares designated as Series B Preferred Stock to 1,500,000 shares, (iii) increase the number of shares designated as Series C Preferred Stock to 1,500,000 shares, and (iv) to clarify the rights, preferences, and privileges of the holders of Series A, Series B, and Series C Preferred Stock, in particular, with respect to conversion rights. The general effect of this amendment and restatement was to grant the holders the issued and outstanding shares of each series of preferred stock the ability to act by majority vote or written consent, to convert all outstanding shares of such series of preferred stock into common stock of the Registrant, pursuant to Section 3 of each Certificate. The board of directors of the Registrant, and holders of a majority of the outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock each approved the amendment and restatement of the Certificates for the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock. A copy of the Amended and Restated Certificates of Designation are included as Exhibits 3.7, 3.8 and 3.9 to the Current Report on Form 8-K filed by the Company with the SEC on June 28, 2006 and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description
2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

3.1	Certificate of Incorporation dated August 20, 1997 (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.2	Amended and Restated Bylaws, dated June 22, 2006 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

3.3	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.4	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.5	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.6	Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective November 24, 2004 (Incorporated by reference to Exhibit 3.6 of Form 10-QSB (File No. 0-23859) for the quarter ended September 30, 2004).

3.7	Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective March 30, 2006 (Incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.1	Tenancy Agreement dated September 28, 2005 by and between Wong Yu Lut Julius and Horizon Corporation Limited (English Translation) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.2	Lease commencing August 1, 2004 between Sea Dragon Billiard & Snooker Association Ltd. and Manigood International Industrial Limited (English Translation) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.3	Rental Agreement commencing February 15, 2004 by and between Good Merit International Enterprise Limited and Allied Fine Development Limited (English Translation) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).*

10.4	Duty Free Cooperation Agreement commencing September 2004 by and between Good Merit International Enterprise Ltd. and Manigood International Industrial Limited (English Translation) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).*

10.5	Executive Employment Agreement (Alex Yue) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.6	Executive Employment Agreement (Ricky Tsoi) (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.7	Executive Employment Agreement (Danny Leung) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.8	Executive Employment Agreement (Albert Wong) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.9	Executive Employment Agreement (Anita Yeung) (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.10	Executive Employment Agreement (Cary Shek) (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

10.11	Agreement to Cancel Shares (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

17.1	Letter of Resignation from Ke Huang to the Board of Directors (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 28, 2006).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

*	Certain portions of this agreement are subject to a request for confidential treatment submitted to the Securities & Exchange Commission on June 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WT HOLDINGS CORPORATION (a Delaware corporation)

Dated: August 14, 2006	By:	/s/ Ricky Tsoi
Ricky Tsoi President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2006	By:	/s/ Albert Wong
Albert Wong Chief Financial Officer (principal financial and accounting officer)