Form 10-Q
period 2006-09-30
WT HOLDINGS CORP
filed 2006-11-14
CIK 1072702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-30292

WT HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 1508, Peninsula Square 18 Sung On Street, Hung Hom Kowloon, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 3580-8800

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

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of September 30, 2006, the registrant had 98,142,476 shares of $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☑

WT HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$567,989	$935,138
Trade accounts receivable, less allowance for doubtful accounts of
$19,260 at September 30, 2006 and $19,350 at December 31, 2005	3,138,162	760,853
Trade accounts receivable - related party	—	339,577
Inventories	1,594,117	1,828,838
Due from directors / shareholders		3,746,673
Due from related parties	334	123,528
Deposits and prepaid expense	1,321,348	1,548,902
Other receivables	1,787,771	341,384

Total current assets	8,409,721	9,624,893

PROPERTY AND EQUIPMENT, net	673,241	580,266

OTHER ASSETS:
Long-term loan, net	—	70,305
Long-term rental and utilities deposits	116,644	117,189
Property held-for-sale	—	419,250

Total other assets	116,644	606,744

Total assets	$9,199,606	$10,811,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	2,254,071	2,001,122
Accrued liabilities	760,348	748,138
Customer deposits	16,988	17,454
Due to shareholders	286,113	575,449
Taxes payable	1,487,055	1,086,395
Current maturities of long-term debt	484,304	503,018

Total current liabilities	5,288,879	4,931,576

Deferred tax liabilities	15,483	15,556
Long-term debt	288,459	378,262

Total non-current liabilities	303,942	393,818

Total liabilities	5,592,821	5,325,394

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,142,478 shares issued and outstanding at December 31, 2005 and September 30, 2006	9,814	9,814
Additional paid-in-capital	378,186	378,186
Retained earnings	3,213,311	5,079,898
Accumulated other comprehensive income	5,474	18,611

Total shareholders’ equity	3,606,785	5,486,509

Total liabilities and shareholders’ equity	$9,199,606	$10,811,903

The accompanying notes are an integral part of this statement.

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months ended		Nine months ended
	September 30		September 30
	2006 Unaudited	2005 Unaudited	2006 Unaudited	2005 Unaudited
SALES	$11,987,991	$8,541,993	$41,589,214	$26,186,904
SALES - RELATED PARTY	—	2,146,630	63,881	5,756,945

TOTAL SALES	11,987,991	10,688,623	41,653,095	31,943,849
COST OF SALES	5,593,468	5,810,688	19,482,643	17,939,672

GROSS PROFIT	6,394,523	4,877,935	22,170,452	14,004,177
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,861,641	4,024,833	19,749,599	11,719,058
MERGER TRANSACTION EXPENSE	—	—	855,867	—

INCOME FROM OPERATIONS	532,882	853,102	1,564,986	2,285,119
OTHER INCOME, net	569,822	206,146	1,656,670	536,402

INCOME BEFORE PROVISION FOR INCOME TAXES	1,102,704	1,059,248	3,221,656	2,821,521
PROVISION (CREDIT) FOR INCOME TAXES	(23,896)	191,160	436,760	509,479

NET INCOME	1,126,600	868,088	2,784,896	2,312,042
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(4,789)	6,070	(13,137)	11,558

COMPREHENSIVE INCOME	$1,121,811	$874,158	$2,771,759	$2,323,600

BASIC AND DILUTED INCOME PER COMMON SHARE	0.011	0.009	0.028	0.024

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	98,142,478	98,142,478	98,142,478	98,142,478

The accompanying notes are an integral part of this statement.

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Common Stock		Additional Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Totals
	Number of shares	Amount

BALANCE, January 1, 2005	98,142,478	$9,814	$(8,814)	$1,557,000	$2,525	$1,560,525
Net income				2,312,042		2,312,042
Foreign currency translation gain					11,558	11,558

BALANCE, September 30, 2005	98,142,478	9,814	(8,814)	3,869,042	14,083	3,884,125
Net income				1,210,856		1,210,856
Payment for acquisition of subsidiary			387,000			387,000
Foreign currency translation gain					4,528	4,528

BALANCE, December 31, 2005	98,142,478	9,814	378,186	5,079,898	18,611	5,486,509
Net Income				2,784,896		2,784,896
2006 Special Dividend				(4,651,483)		(4,651,483)
Foreign currency translation loss					(13,137)	(13,137)

BALANCE, September 30, 2006	98,142,478	$9,814	$378,186	$3,213,311	$5,474	$3,606,785

The accompanying notes are an integral part of this statement.

WT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,784,896	$2,312,042
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	143,234	85,454
Loss on sale of assets	302	524
(Increase) decrease in assets:
Accounts receivable, trade	(2,045,669)	(314,197)
Inventories	226,937	(95,877)
Deposits, prepaid expense and other receivable	(1,231,543)	(672,403)
Increase (decrease) in liabilities:
Accounts payable	263,093	428,505
Accrued expenses and customers deposit	15,354	(159,634)
Taxes payable	407,008	506,991

Net cash provided by operating activities	563,612	2,091,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in amounts due from shareholders	3,740,819	(1,794,214)
Decrease (increase) in amounts due from related parties	123,346	(246,716)
Proceeds from (payment to) long-term loan receivables	70,201	(261,178)
Proceeds from disposal of property and equipment	465,124
Purchase of property and equipment	(371,825)	(108,664)

Net cash provided by (used in) investing activities	4,027,665	(2,410,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to shareholders	(201,757)	(542,313)
Payment of special dividend	(4,651,483)	—
Proceeds from installment loan	—	102,768
Repayment of installment loan	(50,823)	(6,138)
Proceeds from capital lease	356,084	829,725
Repayment of capital lease obligations	(410,012)	(187,330)

Net cash (used in) provided by financing activities	(4,957,991)	196,712

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(435)	506

DECREASE IN CASH	(367,149)	(122,149)
CASH, beginning of period	935,138	418,921

CASH, end of period	$567,989	$296,772

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$39,424	$21,801

Income taxes paid	$15,793	$2,485

The accompanying notes are an integral part of this statement.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

WT Holdings Corporation (the “Company”) is a Delaware corporation that was incorporated under the laws of the State of Delaware on August 25, 1997.

The Company was involved in developing gaming and entertainment products, and as of December 31, 2001, the Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

Effective August 13, 2004, the Company acquired the outstanding equity interest in two related companies, Diabetes Education Sources, LLC (“DES”) and Freedom Medical Sources, LLC (“FMS”), pursuant to a Membership Interest Purchase Agreement among the Company, DES and FMS. Pursuant to the agreement, the Company issued an aggregate of 10,000,000 shares of restricted stock (500,000 shares after giving effect to the Reverse Stock Split) to the members of DES and FMS in exchange for 100% of the outstanding membership interest in each entity. As a result of the transactions, DES and FMS became wholly-owned subsidiaries of the Company. In a contemporaneous transaction, the Company acquired certain assets, and assumed certain liabilities, all of which are used in the business of DES and FMS, from Alpha & Omega Marketing and Distribution (“Alpha”), an entity affiliated with DES and FMS. Pursuant to an asset purchase agreement between the Company and Alpha, the Company issued 4,670,000 shares of restricted common stock (233,500 shares after giving effect to the Reverse Stock Split) to Alpha in exchange for assets consisting of cash accounts, fixed assets, automobiles, a security deposit, and loan receivables (primarily loan receivables from DES and FMS). The Company canceled the loan receivables due from DES and FMS.

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

The Exchange Agreement provides for (i) the acquisition by the Company of all of the issued and outstanding shares of capital stock of PDD, consisting of a total of 1,000 ordinary shares (collectively, the “PDD Shares”), such that PDD shall become a wholly owned subsidiary of the Company; and in exchange therefore (ii) the issuance by the Company at the closing of an aggregate of 68,699,565 shares of restricted common stock of the Company to the PDD Shareholders, or their assigns, which shall constitute 70% of the issued and outstanding common stock of the Company immediately after closing of the transaction.

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

The parties’ completion of the transactions contemplated under the Exchange Agreement were subject to the satisfaction of certain contingencies including execution and delivery of an escrow agreement in connection with the share exchange. The directors of the Company, the directors of the Horizon Group entities, and the respective shareholders of the Company and the Horizon Group have approved the Exchange Agreement and the transactions contemplated there under. All parties having satisfied the requisite contingencies, the closing of this transaction occurred on June 28, 2006.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

PDD was incorporated in the British Virgin Islands on July 26, 2002. PDD, through its subsidiaries, engages in trading of general merchandise and operates three discount shopping centers in Hong Kong. The following is a list of subsidiaries with 100% ownership as of September 30, 2006.

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business

1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a retail store in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19, 2003	Operating a retail store in Hong Kong

5	Max Surplus International Development Limited (“Max Surplus”)	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Operating a retail store in Hong Kong

PDD’s outlets and discount shopping centers cater to tourists visiting Hong Kong from other parts of China (“mainland China”) who are brought directly to the Company’s shopping centers by a large network of travel companies and tour operators. PDD’s outlets and shopping centers offer the tourists discount prices on a limited selection of international branded and selected private label products in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments. A number of travel companies and tour operators have agreements or arrangements with PDD to transport tourists from mainland China to the PDD’s outlets and shopping centers for shopping.

All current operations and assets of PDD are located in Hong Kong.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation.

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

Property and equipment

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Property and equipment (continued)

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

Leases involving part of a building

The Company accounts for its leasehold properties as capital leases in accordance with SFAS No. 13, Accounting for Leases, which requires that a lease involving only part of a building be accounted for as a capital lease, if the fair value of the leasehold property cannot be objectively determinable and if the term of the lease is 75% or more of the estimated remaining economic life of the building in which the leased premises are located.

Operating leases

The Company accounts for a lease agreement as an operating lease if the lease meets none of the four criteria for a capital lease. Rental payments under operating leases are charged to expense on a straight-line basis over the lease term. Rent holidays are considered in the determining straight-line rent expense for operating leases.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $202,638 and $110,142 for the periods ended September 30, 2006 and 2005, respectively.

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Concentrations of credit risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of September 30 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the nine months ended September 30, 2006, all of the Company’s sales arose in Hong Kong compared with the nine months ended September 30, 2005. In addition, all accounts receivable as at September 30 2006 also arose in Hong Kong.

The largest three customers in the nine months ended September 30, 2006 accounted for approximately 2.5%, 2.4% and 1.9%, respectively of the Company’s total revenues.

The largest three vendors in the nine months ended September 30, 2005 accounted for approximately 19.7%, 11.7% and 4.9%, respectively of the Company’s total purchases.

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

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No.109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (“FSB”) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 3 – CONSOLIDATED FINANCIAL STATEMENTS AND CONDENSED FOOTNOTES

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 4 – EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 had occurred as of the beginning of the earliest period presented.

NOTE 5 – ACCOUNTS RECEIVABLE, TRADE

Accounts receivable consist of the following:

	9/30/2006	12/31/2005
	(unaudited)
Trade accounts	$3,133,703	$741,527
Amounts due from banks for customer credit card transactions	23,719	38,676
Less allowance for doubtful accounts	(19,260)	(19,350)

Accounts receivable, trade, net	$3,138,162	$760,853

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 6 – INVENTORIES

Inventories consist of the following:

	9/30/2006	12/31/2005
	(unaudited)
Merchandise	$1,861,490	$2,097,461
Less valuation allowance	(267,373)	(268,623)

Total	$1,594,117	$1,828,838

NOTE 7 – LONG-TERM LOANS

Long-term loans consist of the following:

	9/30/2006	12/31/2005
	(unaudited)
Employee loan unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$—	$11,610
Unsecured, non-interest bearing, 2-year term loan to a travel agency	—	64,500

	—	76,110
Less: Allowance for doubtful accounts	—	(5,805)

Total long-term loans, net	$—	$70,305

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	9/30/2006	12/31/2005
	(unaudited)
Leasehold improvements	$471,727	$406,749
Furniture and fixtures	53,073	75,190
Office equipment	414,760	216,978
Motor vehicles	129,475	130,080

	1,069,035	828,997
Less: Accumulated depreciation and amortization	(395,794)	(248,731)

Property and equipment, net	$673,241	$580,266

The depreciation and amortization expense of property and equipment for the nine months ended September 30, 2006 and 2005 was $143,234 and $85,454, respectively.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 8 – PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment include certain capitalized leases. The cost and accumulated amortization of the capitalized leases as of September 30, 2006 are $135,715 (December 31, 2005: $130,080) and $48,577 (December 31, 2005: $28,874) respectively. The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of September 30, 2006:

Year ending September 30,	Amount
(unaudited)
2007	$585,557
2008	180,370
2009	1,391
2010 and thereafter	2,317

Total minimum lease payments	769,635
Less amount representing interest	(26,765)

Total present value of minimum payments	742,870
Less current portion of such obligations	(454,412)

Long-term capital leases obligations, net	$288,458

Amortization expense of leased equipment and motor vehicles for the nine months ended September 30, 2006 and 2005 was $19,901 and $19,430, respectively.

NOTE 9 – LONG-TERM DEBTS

	9/30/2006	12/31/2005
	(unaudited)
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company’s directors	$29,893	$80,930
Capital lease obligations	742,870	800,350

Total	772,763	881,280
Less current maturities	(484,304)	(503,018)

Total long-term debts, net of current maturities	$288,459	$378,262

The maturities of the installment loan for the next five years are as follows:

Year ending September 30,
(unaudited)
2007	$29,892

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 10 – INCOME TAXES

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
	(unaudited)	(unaudited)
Hong Kong profits tax:
Current	$436,760	$509,479
Deferred	—	—

Total	$436,760	$509,479

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2006	2005
	(unaudited)	(unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
Hong Kong statutory rate	17.5%	17.5%
Expenses not deductible for tax purposes	4.2%	0.5%

Effective income tax rate	21.7%	18.0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts receivable, trade and sales – related party

	9/30/2006	12/31/2005
	(unaudited)
Chain World Development Limited (a company controlled by Mr. Ricky Kee Kwong, Tsoi, a director of the Company)	$—	$339,577

Trade accounts receivable from related party arose from sales to the related company, in the ordinary course of the Company’s business.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts due from shareholders or related parties

	9/30/2006	12/31/2005
	(unaudited)
Due from directors/shareholders:
Mr. Ricky Kee Kwong Tsoi, Chief Executive Officer	$—	$2,407,834
Mr. Alex Chun Shan Yue, Chairman	—	828,703
Mr. Danny Sau Kwong Leung, Chief Operating Officer	—	79,335
Mr. Kay Yiu Choi, a brother of Mr. Ricky Kee Kwong Tsoi	—	64,500
Mr. Ip Chung Sang, a director of the Company's subsidiary	—	36,257
Mr. Ngan Chun Man, a director of the Company’s subsidiary	—	11,625
LTT Technologies Ltd., a company controlled by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	—	318,419

	$—	$3,746,673

Due from related parties:
Maximum Media Ltd., a company owned by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	$—	$4,140
Horizon Corporation Limited, a company owned by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	334	119,388

	$334	$123,528

Balances with directors, related parties or companies represent advances to or loans from the respective directors or related parties or companies. These balances are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

On January 17, 2006, PDD declared a special dividend of $4,651,483 to its shareholders, which shall be paid partially by way of setoff against the amounts due from directors/shareholders and partially in cash.

During the nine months ended September 30, 2006 and 2005, the Group earned sales revenue of $Nil and $5,654,810, respectively from related companies, which is controlled by Mr. Tsoi Kee Kwong Ricky, a director and shareholder of the Company.

During the nine months ended September 30, 2006 and 2005, the Group earned sales revenue of $Nil and $966,985, respectively from a related company, which is controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary.

During the nine months ended September 30, 2006 and 2005, Horizon Corporation Limited, an intermediate holding company, charged a service fee of $319,226 and $54,479, respectively, to the Group.

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

On November 24, 2005, the Group signed a conditional sale and purchase agreement with Ms. Cheng Shuk Wan, the wife of Mr. Tsoi Kee Kwong Ricky, a director of the Company, whereby the Company disposed of a property under capital lease to Ms. Cheng Shuk Wan for $419,250 of cash. The transaction was completed on February 2, 2006.

NOTE 12 – OTHER INCOME (EXPENSES)

Other income (expenses) for the nine months ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
	(unaudited)	(unaudited)
Rental income	$11,593	$1,310
Net foreign exchange gain	1,024,300	483,938
Interest income	4,709	50
Others	60,805	46,953
Service incomes	—	26,476
Finance costs	(39,726)	(21,801)
Referral fee	361,484	—
Loss on disposal of fixed assets	(302)	(524)
Income from concessionaire sales	233,807	—

Total	$1,656,670	$536,402

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company has entered into several tenancy agreements for office premises and outlets. The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ending September 30,
(unaudited)
2007	$429,396
2008	128,672
2009	92,448
2010 - Thereafter	—

$650,516

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating lease commitments (continued)

Total rent expense for the nine months ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
	(unaudited)	(unaudited)
Minimum lease payments	$454,036	$169,411
Contingent rent	109,330	232,374

Total	$563,366	$401,785

NOTE 14 – SEGMENT INFORMATION

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

9 months ended September 30, 2006	Trading	Retail	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Total segment revenues	$16,679,552	$36,941,450	$53,621,002
Intersegment revenue	(11,967,907)	—	(11,967,907)

Revenue from external customers	$4,711,645	$36,941,450	$41,653,095

Total segment profits	$1,648,837	$2,432,819	$4,081,656
Intersegment profits	(4,133)	—	(4,133)

Income before merger transaction expense and income taxes	$1,644,704	$2,432,819	$4,077,523

Included in segment profits:
Depreciation and amortization	$52,208	$91,026	$143,234
Interest expense	$39,726	$—	$39,726
Total segment assets	$4,534,710	$5,747,290	$10,282,000
Intersegment receivables	(1,082,394)	—	(1,082,394)

Total assets	$3,452,316	$5,747,290	$9,199,606

Expenditure for segment assets	$153,378	$107,973	$261,351

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

Nine months ended September 30, 2005	Trading	Retail	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Total segment revenues	$17,048,364	$24,694,638	$41,743,002
Intersegment revenue	(9,799,153)	—	(9,799,153)

Revenue from external customers	$7,249,211	$24,694,638	$31,943,849

Total segment profits	$1,073,930	$1,733,194	$2,807,124
Intersegment losses	14,397	—	14,397

Income before income taxes and merger transaction expenses	$1,088,327	$1,733,194	$2,821,521

Included in segment profits:
Depreciation and amortization	$35,345	$50,109	$85,454
Interest expense	$21,801	$—	$21,801
Total segment assets	$4,124,614	$4,791,168	$8,915,782
Intersegment receivables	(864,828)	—	(864,828)

	$3,259,786	$4,791,168	$8,050,954

Expenditure for segment assets	$76,054	$32,748	$108,802

NOTE 15 – SUBSEQUENT EVENTS

On October 6, 2006, the Company completed the issuance and sale of $3,069,895 principal amount of senior convertible debentures in a private placement to fourteen accredited investors (“Financing”). The Financing was conducted pursuant to a Securities Purchase Agreement dated October 6, 2006 entered into between the Company and the accredited investors named on the schedule of buyers thereto. Maxim Group LLC acted as the lead placement agent with Chardan Capital Markets LLC as the co-placement agent in the Financing.

Under the terms of the financing, the Company sold senior convertible debentures to investors, which are unsecured, bear 8% interest per year payable in cash, and mature in three years. The debentures are convertible into a quantity of common stock ranging from approximately 11.6 to 16.0 million shares, depending upon a one-time adjustment to the conversion price, which shall occur at the one-year anniversary of the closing of the Financing, or October 6, 2007. The initial conversion price of the debentures is $0.24 per share which conversion price may be adjusted to equal the volume-weighted average trading price of the Company’s common stock for all trading days during the one year following the closing of the Financing, subject to a maximum conversion price of $0.264 per share, and a minimum conversion price of $0.192 per share

WT Holdings Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2006 and 2005

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

(“Conversion Price Collar”). The conversion price of the debentures is also subject to anti- dilution adjustments, within the Conversion Price Collar, in the event the Company sells and issues shares of its common stock for below $0.24 per share. The Company may, at its election, force conversion of the debentures after the first anniversary of the closing, if the volume weighted average trading price of its common stock exceeds $0.48 per share for 30 consecutive trading days, and the average daily trading dollar volume exceeds $350,000. The Company may also redeem the debentures at 125% of the principal amount of the debentures plus accrued unpaid dividends, at any time after the first anniversary of the closing.

In connection with the Financing, on October 6, 2006 the Company issued warrants to investors that are exercisable for up to approximately 8 million shares of common stock of the Company with an exercise price ranging from $0.2112 to $0.2904 per share. The exercise price is adjustable based upon the conversion price of the debentures. The warrants are exercisable for a five-year period commencing on October 6, 2006.

The Company also agreed to issue, in connection with the Financing, a warrant to the lead placement agent for the purchase of up to 1,279,123 shares of common stock of the Company, with an exercise price ranging from $0.2112 to $0.2904 per share.

On October 6, 2006, in connection with the Financing, the Company also entered into a registration rights agreement dated October 6, 2006, under which it agreed to use its commercially reasonable efforts to cause the common stock issuable upon conversion of the debentures and exercise of the warrants issued to the investors and placement agent, to be registered for resale on an appropriate form for registration to be filed with the SEC within 30 days following the closing. If the registration statement is not filed within such 30 day period or does not become effective within 90 days after closing, the Company is subject to a monthly penalty of 1% of the offering amount, up to a maximum of 24%.

The closing of this transaction occurred on October 6, 2006.

On October 24, 2006, the Company filed a Schedule 14C information statement to announce that its stockholders approved a one-for-four reverse stock split. The reverse stock split will take effect upon the filing of an amended and restated certificate of incorporation with the Delaware Secretary of State no sooner than November 13, 2006.

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

Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of long-lived assets. We account for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of , which requires us to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and September 30, 2006.

Sales. For the three months ended September 30, 2006, sales increased 12.1% from $10.7 million to $12.0 million relative to the three months ended September 30, 2005. The average spending per capita decreased from $80 for the three months ended September 30, 2005 to $67 for the same period of 2006, a decrease of 16.3% mainly due to an increase in tourists coming from cities with lower average household income and the decrease in the selling prices of electronic products. However, retail sales were not only compensated, but also grew as shown by the increased number of customer visits from 101,863 for the three months ended September 30, 2005 to 146,325 for the three months ended September 30, 2006, an increase of 43.6%, for the corresponding periods. Our retail sales for the three months ended September 30, 2006 were $9.9 million, an increase of 21.0% from $8.1 million for the same quarter last year. About 70.0% of the increased customer traffic for the three months ended September 30, 2006 resulted from the acquisition of Max Surplus, which contributed about 31,120 visits. The rest was brought about by our existing quality tour operators.

Cost of Sales. Cost of sales slightly decreased from $5.8 million for the three months ended September 30, 2005 to $5.6 million for the three months ended September 30, 2006, an decrease of 3.7%, as compared to a 12.1% increase in sales over the same comparable quarters in 2005 and 2006. Our gross profit margin improved by 7.7%, from 45.6% for the three months ended 2005 to 53.3% for the same period this year. This improvement in our cost of sales was mainly due to higher discounts achieved through bulk purchases and also successful negotiations with vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.0 million for the three months ended September 30, 2005 to $5.9 million for the same period in 2006. Our selling expenses increased from $2.6 million for the three months ended September 30, 2005 to $3.2 million for the three months ended September 30, 2006. As a percentage of retail sales, our selling expenses slightly increased to 32.4% for the three months ended September 30, 2006 from 32.1% for the same period in last year. Our selling expenses increased as a result of an increase in sales-based incentives paid to the tour operators and also because of the increase in revenue as compared to last year. Salaries and other administrative expenses also increased due to higher sales volume and expansion of shops.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another source of income was referral fees in the form of commissions received from an intermediary when the Company introduced customers to designated jewelry shops, watch shops and restaurants. This income may or may not recur in the future. Total other income increased from $0.2 million for the three months ended 2005 to $0.6 million for the same period in 2006 due to an increase in sales volume involving RMB settlement.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2006.

Sales. For the nine months ended September 30, 2006, sales increased 30.4% from $31.9 million to $41.7 million relative to the nine months ended September 30, 2005. The average spending per capita decreased from $78 for the nine months ended September 30, 2005 to $67 for the same period of 2006, a decrease of 14.1% mainly because of more tourists coming from cities with lower average household income and the decrease in the selling prices of electronic products. However, the retail sales were not only compensated, but also grew as shown by the increased number of patronage from 316,170 for the nine months ended September 30, 2005 to 548,036 for the same period in 2006, an increase of 73.3%, for the corresponding periods. Our retail sales for the nine months ended September 30, 2006 were $36.9 million, a substantial increase of 49.4% from $24.7 million for the same period last year. About 62.5% of the increased patronage for the nine months ended September 30, 2006 resulted from the acquisition of Max Surplus, which contributed about 144,900 additional visits. The rest was brought about by increased activity from our tour operators.

Cost of Sales. Cost of sales slightly increased from $17.9 million for the nine months ended September 30, 2005 to $19.5 million for the nine months ended September 30, 2006, an increase of only 8.9%, as compared to a 30.4% increase in sales over the two comparable nine month periods in 2005 and 2006. Therefore, our gross profit margin improved by 9.3 percentage points, from 43.9% for the nine months ended 2005 to 53.2% for the same period this year. This improvement in our cost of sales was mainly due to higher discounts achieved through bulk purchases and successful negotiations with vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $11.7 million for the nine months ended September 30, 2005 to $19.7 million for the same period in 2006. Our selling expenses increased from $7.6 million for the nine months ended 2005 to $12.3 million for the nine months ended September 30, 2006. As a percentage of retail sales, our selling expenses increased to 33.4% for the nine months ended 2006 from 30.6% for the same period in last year. Our selling expenses increased as a result of an increase in sales-based incentives paid to our tour operators and also because of the increase in revenue as compared to last year. Salaries and other administrative expenses also increased because of higher sales volume and expansion of our shops.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another source of income was referral fees in the form of commissions received from an intermediary when the Company introduced customers to designated jewelry shops, watch shops and restaurants. This income may or may not recur in the future. Total other income increased from $0.5 million for the nine months ended 2005 to $1.7 million for the same period in 2006 due to an increase in sales volume involving RMB settlement.

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

Trading Segment

Segment sales and profit for the Company’s Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first three quarters of 2006 decreased 35%, from $7.2 million for nine month period ended September 30, 2005 to $4.7 million for the same period in 2006. The decrease in revenues was mainly because sales to Max Surplus were recognized as sales to external customers for the nine month period ended September 30, 2005, whereas, we no longer included sales to Max Surplus as sales to an external customer for the same period in 2006 because we acquired Max Surplus on December 16, 2005.

Total segment profit as a percentage of sales for the Trading Segment was 34.9% for the nine month period ended September 30, 2006, as compared to 15.0% for the same period in 2005. The increase in total segment profit as a percentage of sales resulted from setting relatively lower profit margin to Max Surplus than to external customers for the first three quarters of 2005.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first three quarters of 2006 increased 49.6%, from $24.7 million for nine month period ended September 30, 2005 to $36.9 million for the same period in 2006. The increase in revenues was primarily attributable to a 73.3% increase in patronage for the first three quarters of 2006 when compared to patronage for the same period in 2005.

Total segment profit as a percentage of sales for the Retail Segment was 6.6% for the nine-month period ended September 30, 2006, as compared to 7.0% for the same period in 2005. The slightly decrease in total segment profit as a percentage of sales resulted from relatively higher selling, general and administrative expenses for the first three quarters than those expenses for the same period in 2005. The Company is implementing re-engineering programs in October and November 2006 in order to save general and administrative costs in near future.

Liquidity and Capital Resources

For the nine month period ended September 30, 2006, net cash flow provided by operations was $0.6 million. Net cash flow provided by investing activities for the nine months ended September 30, 2006 was $4.0 million, which was primarily from the repayment of prior loans to officers, directors and significant shareholders. For the nine month period ended September 30, 2006, net cash flow used in financing activities was $5.0 million, due to a special dividend paid to shareholders to enable them to repay these shareholders’ indebtedness to the Company. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our expenditures, including capital expenditures for property and equipment, which could harm our business.

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

The following tables summarize our contractual obligations as of September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	5 years +
	(in thousands of U.S. dollars)
Contractual Obligations:
Total Indebtedness	30	30	—	—	—
Capital Lease Obligations	743	454	289	—	—
Operating Leases	650	429	221	—	—

Total Contractual Obligations:	1,423	913	510	—	—

Total indebtedness consists of an installment loan from a financial institution in Hong Kong. Capital lease amounts primarily consist of vehicles and equipment to support our wholesale operations. See “Note 8 — Property and Equipment” in the notes to the consolidated financial statements, included elsewhere in this report.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2006, we had approximately $0.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

On October 6, 2006, we issued and sold $3,069,895 principal amount of our senior convertible debentures in a private placement to fourteen accredited investors, including warrants for the purchase of up to 8.0 million shares of our common stock. These securities were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Regulation D. The offering was not at such time registered under the Securities Act or any state securities of “blue sky” laws, and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. On November 3, 2006, we filed a registration statement on Form S-1 to register these securities, which has not yet been declared effective.

The warrants issued to investors in the Financing are exercisable for up to approximately 8 million shares of our common stock with an exercise price ranging from $0.2112 to $0.2904 per share, which is adjustable based upon the conversion price of the debentures. The warrants are exercisable for a five-year period commencing on October 6, 2006. The form of warrant issued to investors is included as Exhibit 10.3 to our current report on Form 8-K filed on October 10, 1006.

We also agreed to issue, in connection with the October 2006 financing and pursuant to the exemption from the registration requirements of the Securities Act under Regulation D, a warrant to the lead placement agent for the purchase of up to 1,279,123 shares of our common stock, with an exercise price ranging from $0.2112 to $0.2904 per share. The warrant issued to the placement agent is exercisable for a five-year period commencing on October 6, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2006, the holder of 68,699,565 shares of common stock, representing a majority of our issued and outstanding common stock, executed a written consent in lieu of a special meeting, to approve (i) a one-for-four reverse stock split of our common stock, and (ii) a change of our name to “Asiamart, Inc.” On October 24, 2006, we filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission to announce stockholder approval of these actions, which shall take effect upon the filing of our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, no earlier than 20 days following the date of filing of the Schedule 14C. The shares held by the consenting majority stockholder represented approximately 70% of the issued and outstanding shares entitled to vote on the matters described, on the record date of October 2, 2006.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

Reports on Form 8-K

On October 10, 2006, we filed a current report on Form 8-K to announce the closing of a securities offering in which we issued and sold $3,069,895 principal amount of senior convertible debentures in a private placement. The financing was conducted pursuant to a Securities Purchase Agreement dated October 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the Undersigned, thereunto duly authorized.

WT HOLDINGS CORPORATION
(a Delaware corporation)

Dated:	November 14, 2006	By:	/s/ Ricky Tsoi
Ricky Tsoi
President and Chief Executive Officer
(principal executive officer)

Dated:	November 14, 2006	By:	/s/ Albert Wong
Albert Wong
Chief Financial Officer
(principal financial and accounting officer)