Form 10-K
period 2006-12-31
ASIAMART, INC.
filed 2007-04-04
CIK 1072702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-31781

Asiamart, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 1508, Peninsula Square 18 Sung On Street, Hung Hom Kowloon, Hong Kong	(852) 3580 8800
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,096,802 based on a split-adjusted closing price of $1.10 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act 12b-2).    Yes  ☐    No  ☑

As of March 29, 2007, the Registrant had 24,122,907 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Current reports on Form 8-K filed on March 22, 2006, April 25, 2006, May 24, 2006, June 28, 2006, October 10, 2006, and December 5, 2006.

Asiamart, Inc.

FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1.	BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;

•	Seasonality of our sales;

•	Success of our R&D investments;

•	Our relationships with tour companies;

•	The popularity of our product line;

•	Relationships with suppliers, including foreign suppliers;

•	Financial and economic conditions in Asia;

•	Regulatory requirements affecting our business;

•	Currency fluctuations;

•	Our future financing needs; and

•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2007.

Recent Developments

On June 22, 2006, we acquired a Hong-Kong based retail and trading company with 2005 gross sales of approximately $38 million, in a reverse acquisition transaction by entering into an Agreement and Plan of Share Exchange (“Exchange Agreement”) by and among us on the one hand, and Horizon Corporation Limited, a Hong Kong corporation (“Horizon”), Profits Dreams Development Ltd. (“PDD”) and its shareholders, and Forever Rise Holdings Limited (“FRHL”) and its shareholders on the other hand. Prior to the Exchange Agreement, FRHL was the parent company of Horizon, which in turn was the parent company of PDD, which in turn owns five operating subsidiaries: (i) Allied Fine Development Limited, (ii) Max Surplus International Development Limited, (iii) Manigood International Industrial Limited, (iv) Raffle Limited, and (v) Sure Profits Trading Limited, each a corporation organized under the laws of Hong Kong (the “Operating Subsidiaries”). Further details regarding this reverse acquisition transaction are below under the subheading “Reverse Acquisition.” Throughout this annual report on Form 10-K, references to “Asiamart,” “we” or the “company” refer to Asiamart, Inc. and its predecessors.

Events Prior to Reverse Acquisition

Change in Board of Directors. On February 22, 2006, we announced a change in the majority of the board of directors of the company (then named Fortune Entertainment Corporation), in which:

•	Mr. Douglas R. Sanderson resigned as the company’s Chairman of the Board, Chief Executive Officer and President (however, remained a director);

•	Mr. Phillip Verrill resigned as Chief Financial Officer, Chief Operating Officer and as a director;

•	Mr. Pavan Anand and Mr. Theodore Silvester, Jr. also resigned as directors of the company;

•	Mr. Ke Huang was appointed as the company’s Chief Executive Officer, and acting Chief Financial Officer; and

•	Mr. Ke Huang was also appointed as director of the company.

1 for 20 Reverse Stock Split. On March 3, 2006, we furnished an information statement to our stockholders announcing a one-for-twenty (1:20) reverse stock split of our common stock. The effect of the 1:20 reverse split was to reduce the total number of shares of our common stock from 39,885,129 to approximately 1,994,256 shares issued and outstanding. The reverse split affected all of the holders of all classes of our common stock uniformly and did not affect any stockholder’s percentage ownership interest in us or proportionate voting power, except for insignificant changes that resulted from the rounding of fractional shares. The reverse split became effective on or about March 23, 2006. No fractional shares were issued in connection with the reverse split, and any fractional shares were rounded to the next whole share.

Increase in Authorized Shares. On March 23, 2006, as approved by its board of directors and majority stockholder, the company amended its certificate of incorporation to increase the number of our authorized shares of common stock from 40,000,000 to 200,000,000 shares (the “Authorized Share Amendment”) in conjunction with the 1:20 reverse split.

Name Change. On March 23, 2006, as approved by its board of directors and majority stockholder, the company changed its name from “Fortune Entertainment Corporation” to “WT Holdings Corporation” by filing an amendment to its certificate of incorporation in Delaware. In connection with the company’s name change, its trading symbol changed from “FEMT” to “WTHD.”

Debt and Share Ownership Restructuring. In connection with actions taken by the company (then named WT Holdings Corporation) to restructure and settle its indebtedness, and as approved by its board of directors, on May 18, 2006 the company entered into an Agreement of Amendment and Restatement of Promissory Note, under which it agreed to amend and restate a promissory note in the principal amount of $126,000, with accrued interest in the amount of $2,800 (“WT Note”). The WT Note was amended and restated to extend its maturity date to July 20,

2006. As a condition to such extension, the note was amended and restated as four separate notes, issued to the same holder as the WT Note, and made convertible into shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively as follows (at the respective conversion prices set forth below):

Principal and Interest	Shares	Class of Stock	Conversion Price
$128,500	52,706,202	Common Stock	$0.00243800

100	1,200,000	Series A Preferred Stock	0.00008333

100	1,200,000	Series B Preferred Stock	0.00008333

100	1,200,000	Series C Preferred Stock	0.00008333

$128,800

In addition, as approved by the company’s board of directors, on May 18, 2006, the company entered into an Assignment and Assumption Agreement (“Kaneb Note Agreement”) with W.B. Capital Group, Inc. (“WB”), under which a promissory note in the principal amount of $44,256 held by WB was amended, restated, assigned to and assumed by four assignees. Pursuant to the Kaneb Note Agreement, WB assigned, and the assignees assumed, the obligations under a promissory note held by Mr. Kaneb with a principal amount of $44,256.00 bearing interest at a rate of 5% per annum, with revised terms and conditions. These revisions included an extension of the maturity date to July 20, 2006. As a condition to such extension, the note was amended and restated as four separate notes with an aggregate principal amount of $45,239 (representing principal and accrued interest on the note), issued to the assignees, and made convertible into shares of common stock of the company at a conversion price of $0.002438 per share. The assignees were bona fide purchasers who paid consideration to WB in exchange for the amended and restated notes.

Further, as approved by the board of directors, on May 18, 2006, the company entered into an Assignment and Assumption Agreement with WB (“Zanoni Note Agreement”), under which a promissory note in the principal amount of $59,281 held by WB was amended, restated, assigned to and assumed by eight assignees, none of whom were affiliates of the Registrant. Pursuant to the Zanoni Note Agreement, WB assigned, and the assignees assumed, the obligations under a promissory note with a principal amount of $59,281 bearing interest at a rate of 5% per annum held by Zanoni, with revised terms and conditions. These revisions included an extension of the maturity date to July 20, 2006. As a condition to such extension, the note was amended and restated as nine separate notes with an aggregate principal amount of $60,598 (representing principal and accrued interest on the note), issued to eight assignees, and made convertible into shares of our common stock at a conversion price of $0.002438 per share. The assignees were bona fide purchasers who paid consideration to WB in exchange for the amended and restated notes.

The above description of the debt and share ownership restructuring transactions is qualified in its entirety with reference to the company’s current report on Form 8-K and related exhibits, filed with the SEC on May 18, 2006.

Resignation of Director and Appointment of Secretary. Effective March 21, 2006, Mr. Douglas R. Sanderson resigned as a member of the board of directors of the company (then named Fortune Entertainment Corporation), in connection with a change in control of the company. There were no disagreements between Mr. Sanderson and us that caused or contributed to Mr. Sanderson’s resignation. Effective March 22, 2006, the board appointed Mr. Ke Huang as Secretary of company.

Reverse Acquisition. On June 22, 2006, we (then named WT Holdings Corporation) acquired the business that now constitutes our Hong-Kong based retail and trading operations, by executing an Agreement and Plan of Share Exchange (“Exchange Agreement”) by and among the company on the one hand, and Horizon Corporation Limited, a Hong Kong corporation (“Horizon”), Profits Dreams Development Ltd. (“PDD”) and its shareholders, and Forever Rise Holdings Limited (“FRHL”) and its shareholders on the other hand. Prior to the Exchange Agreement, FRHL was the parent company of Horizon, which in turn was the parent company of PDD, which in turn owns five operating subsidiaries: (i) Allied Fine Development Limited, (ii) Max Surplus International Development Limited, (iii) Manigood International Industrial Limited, (iv) Raffle Limited, and (v) Sure Profits Trading Limited, each a corporation organized under the laws of Hong Kong (the “Operating Subsidiaries”).

Pursuant to the Exchange Agreement, on the Closing Date, we acquired the Horizon Group by issuing 68,699,565 shares of the our common stock (the “WT Holdings Shares”) to FRHL, and in exchange, the PDD Shareholders assigned 100% of the outstanding common stock of PDD to us. As a result of the transactions under the Exchange Agreement, we have acquired the business and operations of the Horizon Group, and our principal business activities shall continue to be conducted through the Operating Subsidiaries.

In connection with and as a condition to closing under the Exchange Agreement, Central Class Holdings, Ltd., our majority stockholder prior to the share exchange transaction, along with certain other stockholders, agreed to forfeit and have cancelled an aggregate of 68,699,565 shares of common stock held by them. As a result of the transactions under the Exchange Agreement, (i) there were a total of 98,142,476 shares of our common stock issued and outstanding, (ii) the prior stockholders of the company (who prior to the transaction owned 100% of the shares), held 30% of the issued and outstanding shares of the company, and (iii) the remaining 70% of the issued and outstanding common stock of the company were then held by the FRHL Shareholders.

The closing of the reverse acquisition transaction occurred on June 28, 2006. The above description of the reverse acquisition transaction is qualified in its entirety with reference to our current report on Form 8-K, together with the exhibits included with such report, as filed with the SEC on June 28, 2006.

Recent Events Following Reverse Acquisition

October 2006 Senior Convertible Debenture Financing. On October 6, 2006, we completed the issuance and sale of $3,069,895 principal amount of our senior convertible debentures in a private placement to accredited investors. The financing was conducted pursuant to a Securities Purchase Agreement dated October 6, 2006 entered into between us and the accredited investors named on the schedule of buyers thereto (“Securities Purchase Agreement”). Maxim Group LLC acted as the lead placement agent with Chardan Capital Markets LLC as the co-placement agent in the Financing. Under the terms of the financing, the senior convertible debentures are unsecured, bear 8% interest per year payable in cash, and mature in three years. The debentures are convertible into a quantity of common stock ranging from approximately 11.6 to 16.0 million shares, depending upon a one-time adjustment to the conversion price, which shall occur on October 6, 2007. The initial conversion price of the debentures is $0.24 per share which conversion price may be adjusted to equal the volume-weighted average trading price of our common stock for all trading days during the one year following the closing of the financing, subject to a maximum conversion price of $0.264 per share, and a minimum conversion price of $0.192 per share (“Conversion Price Collar”). The conversion price of the debentures is also subject to anti-dilution adjustments, within the Conversion Price Collar, in the event we sell and issue shares of our common stock for below $0.24 per share. We may, at our election, force conversion of the debentures after the first anniversary of the closing, if the volume weighted average trading price of our common stock exceeds $0.48 per share for 30 consecutive trading days, and the average daily trading dollar volume exceeds $350,000. We may also redeem the debentures at 125% of the principal amount of the debentures plus accrued unpaid dividends, at any time after the first anniversary of the closing.

In connection with our October 2006 financing, we also issued warrants to investors that are exercisable for up to approximately 8 million shares of our common stock with an exercise price ranging from $0.2112 to $0.2904 per share. The exercise price is adjustable based upon the conversion price of the debentures. The warrants are exercisable for a five-year period commencing on October 6, 2006. We also agreed to issue, in connection with the October 2006 financing, warrants to the placement agents for the purchase of up to 1,279,123 shares of our common stock, with an exercise price ranging from $0.2112 to $0.2904 per share.

On October 6, 2006, in connection with the financing, we also entered into a registration rights agreement dated October 6, 2006, under which we agreed to use commercially reasonable efforts to cause the common stock issuable upon conversion of the debentures and exercise of the warrants issued to the investors and placement agent, to be registered for resale on an appropriate form for registration to be filed with the SEC within 30 days following the closing, and to keep such registration statement effective until the shares underlying the investor warrants and senior convertible debentures can be sold without restriction under Rule 144(k). On November 3, 2006, we filed a registration statement pursuant to the registration rights agreement, in order to register these shares for resale by the investors in the October 2006 debenture financing. Under our registration rights agreement with the investors, if we do not maintain the effectiveness of our registration statement, we may be subject to penalties.

The above description of the terms of the October 2006 financing is qualified in its entirety with reference to the forms of agreements included as Exhibits 10.1, 10.2, 10.3 and 10.4 to our current report on Form 8-K filed with the SEC on October 10, 2006, which is incorporated by reference.

1 for 4 (1:4) Reverse Stock Split. On November 30, 2006, as approved by the board of directors and our majority stockholders, we effected a (1:4) reverse stock split of the company’s common stock. The immediate effect of the 1:4 reverse stock split was to reduce the total number of shares of the company’s common stock from 98,142,478 to approximately 24,535,755 shares then issued and outstanding. The reverse stock split affected all of the holders of all classes of the company’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the company or proportionate voting power, except for insignificant changes that resulted from the rounding of fractional shares.

Name Change. On November 30, 2006, as approved by its board of directors and majority stockholders, we changed our name from “WT Holdings Corporation” to “Asiamart, Inc.” by filing an amendment to our certificate of incorporation in Delaware. In connection with our name change, our trading symbol changed from “WTHD” to “AAMA.”

Resignation of CEO and Appointment of Successor CEO. On November 30, 2006, because of personal health reasons, Ricky Kee Kwong Tsoi resigned as our Chief Executive Officer and director of the company. We announced Mr. Tsoi’s resignation in a press release included as an exhibit to our current report of Form 8-K filed on December 5, 2006. On December 5, 2006, our board of directors appointed Alex Chun Shan Yue as our successor Chief Executive Officer.

Overview of Asiamart, Inc.

We are a retail and trading company established in 1998, which focuses on the outbound China tourist retail market. We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of China (areas of China other than Hong Kong are referred to as “mainland China”) who are brought directly to our shopping centers through a large network of travel companies and tour operators. We offer this captive group of tourists attractive prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products, watches and optical instruments, producing high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provide us with volume purchasing power, and combined with the relatively low overhead of our shopping centers strategically located in low to moderate rent districts, we have been able to quickly achieve profitability.

Virtually all of our customers are brought to our shopping centers by various mainland Chinese travel companies and travel tour operators. Through our relationships with over 100 Chinese travel companies and tour operators, our shopping centers currently receive an average of over 1,800 visitors per day, principally from mainland China. A visit to our shopping centers is an integral part of the itinerary for tourists who book tours to Hong Kong through the travel companies and tour operators with whom we have a relationship. Since shopping is a major attraction for tourists visiting Hong Kong, and because tourists usually have limited time during their visit, many of our shoppers view a visit to our shopping centers as a window of opportunity to gain access to goods that are difficult to find in mainland China or to find quality sought-after items at an attractive price. The average time each tourist spends in our shopping centers is approximately two hours.

We source products from over 110 vendors. Our strong sales volume, rapid inventory turnover and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms. We carefully monitor sales trends and modify purchasing strategy to benefit from supplier discounts as a result of volume purchasing. We also benefit from favorable trade terms with our top suppliers.

Our shopping centers resemble a typical department store. However, since shoppers are transported via tour bus by the travel companies and tour operators to our store, our shopping centers need not be located on prime commercial real estate sites or have elaborate facilities. Instead, we seek shopping center locations in areas with reasonable rents and readily available parking for large tour buses. Because such locations tend not to be in the prime commercial areas of Hong Kong, the tourists that are transported to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers during their visit. By selecting sites with very reasonable rents located in non-prime commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other area retailers.

Our merchandising strategy is to provide our customers with a broad range of well-known branded products that are most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, and to focus on selling popular products at high volume. Accordingly, our product line is relatively streamlined and each shopping center only carries approximately 1,100 active stock keeping units (“SKUs”).

Market Opportunity

Growth in Chinese Outbound Tourism. Mainland China officially opened its borders in 1990, allowing its people to begin visiting the rest of the world. The number of outbound travelers from China has been rapidly growing since that time. Between 1995 and 2005, we estimate that the number of outbound travelers from China increased by an average of 20% per year. A majority of these outbound travelers are expected to visit either Hong Kong or Macau, because of a high level of interest and proximity to the mainland—visits from mainland China have been steadily increasing in the last several years, and currently, over half of Hong Kong’s tourists are from mainland China.

Because virtually all of our customers are tourists transported to our shopping centers during their visit to Hong Kong, our future growth potential is interrelated to the growth of Hong Kong’s travel and tourism industry. The Hong Kong travel and tourism industry is expected to grow at a pace in excess of 9.2% per annum until the year 2013.

A significant driver of this expected growth in Hong Kong tourism is the anticipated increase in mobility of mainland China residents. From 2001 to 2005, the number of travel visas granted by the Chinese government permitting international and Hong Kong travel for mainland Chinese residents increased by 182%, from 4,449,282 to 12,541,400, due in part to increased demand and relaxation of government policies restricting international and Hong Kong travel for Chinese citizens. Notably, in July 2003, as a part of an initiative to stimulate a slowing Hong Kong economy, residents of Beijing, Shanghai and the Guangdong Province were granted the ability to visit Hong Kong on an individual basis, resulting in millions of visitors to Hong Kong from mainland China, and a rapid rebound in local business. In July 2004, this scheme of individual travel visa grants was further extended to nine more cities in the Zhejiang, Jiangsu, and Fujian provinces, adding more fuel to the growth in outbound tourism to Hong Kong.

The increase in demand for international and Hong Kong travel is also driven by the rising affluence among residents of mainland China. From 2000 to 2005, the average monthly household income in mainland China increased 71.7% from the equivalent of approximately USD $757 per capita to USD $1,300 per capita. This increase is largely due to economic reforms that the Chinese government instituted in 1978. It is also notable that since these economic reforms were put in place, China has moved from being a society with relatively equal income distribution to one that is far less equal today—resembling the type of income distribution found in many Western capitalist countries. Today, the richest 10% of mainland Chinese residents earns over 18 times the income of the lowest 10% of income earners. Although average per capita income in mainland China seems modest in comparison to that of wealthy nations, both average income and the number of affluent households in mainland China have been increasing rapidly in recent years. Because of these trends, more households in mainland China have the means to afford travel and to purchase imported goods.

Hong Kong’s attractiveness as a travel destination has been enhanced by the steady increase in the number and quality of tourist attractions in Hong Kong. While Hong Kong continues to be known for its shopping, new tourist attractions have developed in recent years which include Hong Kong Disneyland, the Avenue of the Stars at the Tsim Sha Tsui waterfront, the Tung Chung cable car, the Hong Kong Wetland Park, and the Symphony of Lights. Recognizing that tourism plays an important role in the success of the Hong Kong economy, the government has spent over 31 billion Hong Kong Dollars in the development of these and other new attractions. Hong Kong Disneyland alone, which opened in September 2005, is estimated to have attracted approximately 3.4 million visitors in the first year of its operations. In addition, we expect that the 2008 Beijing Olympic Games will draw additional attention internationally to our region’s many tourist attractions, which is anticipated to benefit Hong Kong tourism. The Hong Kong Tourism Board has also launched a series of global publicity and promotion programs this year, designating 2006 as “Discover Hong Kong Year.”

Management believes that packaged tours will continue to be a preferred method of tourist travel by mainland China residents to Hong Kong, for cultural and economic reasons. Chinese travelers prefer to travel in groups, with the exception of the most wealthy individuals who either speak English or are accompanied by an interpreter. In addition, since most mainland Chinese travelers speak Mandarin and the predominant language in Hong Kong is Cantonese, most visitors prefer a guided tour with other Mandarin-speaking travelers. Tour group travel is also preferable to the mainland Chinese tourist because of its attractive cost, averaging USD $250 per person. In 2002, daily quota limits on tour group travel were completely abolished, and at the same time, the number of mainland China agents authorized to offer Hong Kong tours sharply increased from four to 67, leading to increased competition in the pricing and packaging of tour products. We expect this trend to continue to result in the availability of attractive tour package offerings to mainland Chinese travelers.

Growth in Chinese Consumerism. Mainland China has an urban middle class of 250 million people, which is projected to grow to 400 million by the year 2010. The urban middle class enjoys considerable spending power, which goes toward services, education, health care, travel and consumer goods.

Because virtually all of our shoppers are from mainland China, our future growth potential is also interrelated to the growth in demand by mainland Chinese for products. As noted above, rising affluence in mainland China is increasing disposable income and thus fueling demand for consumer products. This increase in demand has translated into increased spending when the mainland Chinese visit Hong Kong. Chinese and international tourists spent approximately USD $603 (HKD $4,663) per visitor in Hong Kong in 2005. In 2006, these amounts increased to over USD $620 (HKD $4,799) per visitor.

Generally, the outbound Chinese tourist possesses a higher than average education and income compared to the general public in China, and thus have greater than average spending power. We believe most Chinese residents visit Hong Kong for its reputation as a “shopping paradise” rather than for its cultural and natural attractions. As a result, shopping is a major purpose for the bulk of Chinese tourists traveling to Hong Kong. Mainland visitors tend to spend the bulk of their budget on consumer goods such as apparel and electronics, and prefer to spend less on travel accommodations—budget accommodations, mainly low tariff hotels and guesthouses, are the favored accommodation choices among these tourists while staying in Hong Kong. These visitors stay an average of 3.86 nights.

Based on our experience and feedback from our shoppers, we believe that mainland Chinese consumers generally regard products made by Hong Kong or foreign companies with a higher degree of confidence, as compared to mainland Chinese brands. As such, we have found that our mainland Chinese shoppers frequently prefer Hong Kong or foreign brands. However, due to significant mainland Chinese import duties and sales taxes, persons living in mainland China often find that such Hong Kong or foreign branded products are more expensive to purchase in mainland China than if they purchased in Hong Kong and brought back to mainland China with them. Hong Kong imposes no sale tax on goods. Although sales tax proposals had been considered by the Hong Kong government, they were abandoned in 2006. Thus, many mainland Chinese perceive the prices for Hong Kong and foreign products to be significant bargains when purchased in Hong Kong. Additionally, because of the prevalence of counterfeiting in mainland China, many of our shoppers believe that products purchased in Hong Kong (where counterfeiting is perceived to be less prevalent) are more likely to be authentic.

We believe that the Company is uniquely positioned to take advantage of both the growth in Hong Kong tourism and mainland Chinese consumerism. The growth in Hong Kong tourism will provide us with more and more potential shoppers while the growth in mainland Chinese consumerism will allow us to sell more and more products to our shoppers. We are poised to take advantage of this growing market by planning on adding more shopping centers, expanding our product offerings and entering into more strategic relationships with more travel companies and tour operators.

Our Shopping Centers

Our shopping centers range in size from 13,000 square feet to 20,000 square feet and our floor plans resemble a typical department store. Because shoppers are transported via tour bus by the travel companies and tour operators to our store, our shopping centers are not elaborate facilities located on prime commercial real estate sites, but rather, we operate cost effective facilities in locations with reasonable rents and readily available parking for large tour buses. Tourists that are brought to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers during their visit. By selecting sites with very reasonable rents located in non-prime commercial areas, we maintain low overhead expenses and reduce our exposure to competition from other retailers located in the city.

During 2006, we operated three shopping centers in Hong Kong:

•	Super Star Department Store. This shopping center has approximately 20,000 square feet of floor space and is located in the area in Hong Kong known as To Kwa Wan.

•	Hong Kong (Duty Free) Centre. This shopping center has approximately 20,000 square feet of floor space and is located in Whampoa Garden, in Hung Hom, close to convenient transportation centers.

•	Golden Bauhinia Duty Free. This facility has approximately 13,000 square feet of floor space, and is located near the Wong Tai Sin Temple in Wong Tai Sin.

At each of our shopping centers, we strive to provide our shoppers with a unique shopping experience through user-friendly store formats and high quality customer service. We employ approximately 230 highly trained salespersons in our shopping centers. Our salespersons are trained to have in-depth product knowledge so that they can answer questions, conduct product demonstrations, and offer suggestions to customers for additional, supplementary products available for purchase. Many of our salespersons are multi-lingual and are able to communicate with our shoppers in multiple languages and dialects. Our stores operate from 10 am to 7 pm each day.

In September 2006, our lease for the Super Star Department Store expired, and we entered into a new lease with Max Hon Knight Properties & Investments Limited. Under our new lease, we occupy approximately 20,000 square feet on the ground floor of the K.K. Industrial Building in Kowloon. A copy of this lease is included as Exhibit 10.16 of this report on Form 10-K.

In March 2007, we announced our plans to open a high-end retail store to offer luxury products aimed at more affluent tourists. The focus of our high-end retail store will be on offering genuine luxury consumer goods of the highest quality, including watches and jewelry, aimed at Chinese tourists with higher disposable income. As a part of our plans for converting one of our locations into a high-end retail store, we began consolidating our three outlet stores into two locations in March 2007. Accordingly, as of the date of this report we no longer operate the Golden Bauhinia Duty Free shopping center.

Our Customers

Virtually all of our customers are tourists from mainland China who are visiting Hong Kong through organized tour packages. Our shoppers are from all parts of mainland China, including Beijing, Shanghai, Tianjin, Shanxi, Shandong, Neimenggu, Sichuan, Gansu, Jilin, Anhui, Jiangxi, Jiangsu, and Yunnan. A visit to our shopping centers is part of the itinerary for all tourists that book tours to Hong Kong through the travel companies and tour operators with whom we have a relationship and such travel companies and tour operators transport such tourists directly to our shopping centers. Since one of the major draws for visiting Hong Kong is shopping and since the typical Hong Kong tourist has limited shopping time, most of our shoppers view a visit to our shopping centers as an opportunity to gain access to goods that are difficult to find in mainland China or to find goods at an attractive price. The average time each tourist spends in our shopping centers is approximately two hours.

The mainland Chinese shopper has unique characteristics, behavior and expectations that set them apart from shoppers from other countries. Based on our many years of experience dealing with the mainland Chinese, we have developed specialized knowledge of what products and features are in high demand among our shoppers, and we understand how to best treat our customers and position our products to maximize sales. We believe that this cultural expertise is one of our key advantages.

In 2005, we had an average of 1,250 tourists per day visiting our shopping centers. In 2006, we received an average of 1,800 visitors per day to our stores, representing an increase of 44.4% from the previous year.

Our Relationship with Travel Companies and Tour Operators

We have a strong relationship with over 100 Chinese travel companies and tour operators including the following major tour operators, which in 2006, held over 60% of the market share for mainland China outbound travelers to Hong Kong among the similar shops:

Good Friendship (Hong Kong) Limited

Golden Win International Travel Services Limited

Harvest International Travel Services Limited

Million Tour Limited

Golden Fortress Tour Limited

Federal Hong Kong Holdings Limited

Amsito Travel Services Limited

Superlink Travel Company Limited

Wah Wing Travel Services Limited

We have arrangements with these and other tour operators, under which we pay a commission based on the sales volume generated from each tour. A commission is ordinarily paid to the tour operators within one week after sales are made.

Products We Sell

We sell internationally branded products of high quality, including high end consumer electronics and prestige cosmetics imported from Europe and Japan. In addition to cosmetics, our product line also includes consumer electronics, health products, and herbal ornaments, which are the categories of products most sought after by mainland Chinese tourists.

All products sold at our stores are guaranteed to be authentic products from the original manufacturers. We provide out customers with a 14-day full refund policy, and an optional three-year repair service to cover certain appliances.

Our merchandising strategy is to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, focusing on selling popular products at high volume. As such, our product line is relatively streamlined and each shopping center only carries approximately 1,100 SKUs.

International and Local Brands. The principal categories of products we sell include electronics, cosmetics, health care products and optical instruments.

Product Research and Development. We plan to develop our own brands of popular electronic devices, such as MP3 players and digital cameras. Management believes the development of these products, if successful, will enhance our profitability and ability to compete in our market segment.

All consumer electronics products sold at our shopping centers are guaranteed by our suppliers and exclusive agents to be authentic manufacturer’s products. Commencing on April 1, 2006, we instituted a policy of stamping receipts for the products we sell with a specially designed logo in order to provide our customers assurance of authenticity, and that the products purchased through our stores have been supplied by authorized dealers. We have tailored and expanded our product offerings to meet the requirements of our clients from mainland China, including exclusive models supplied by Panasonic, JVC, Samsung, Olympus, Pentax and Rollei. The products we sell generally come with a 14 day full-refund return policy and a standard manufacturer’s warranty.

Sources of Products We Sell

Purchasing from Suppliers and Manufacturers. We source products from over 110 suppliers and manufacturers. We have developed strong and long-term relationships with our top five suppliers and many of these suppliers have been working with us or our executives for nearly 20 years. We have experienced little to no turnover with our primary vendors in the past. Since most of the products we sell are generally available from more than one manufacturer, we secure secondary sources for most of our top selling products. As a result, we have not experienced any difficulty in obtaining sufficient quantities of merchandise and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business.

Our strong sales volume, rapid inventory turnover and strong relationships with suppliers allow us to take advantage of volume discounts and favorable trade credit terms. We carefully monitor sales trends and modify purchasing strategy to benefit from supplier discounts as a result of volume purchasing. We benefit from favorable trade terms resulting in payables of 90 to 150 days with our top suppliers.

Partnerships and Affiliation Arrangements. In addition to purchasing from suppliers, we have entered into partnerships and affiliate arrangements with retailers, manufacturers and distributors of our products.

In 2004 our wholly-owned subsidiary, Manigood International Industrial Limited, entered into an alliance with Good Merit International Enterprise Limited, conducting business as the “Bonjour Group,” a publicly traded company which is the largest cosmetics and skin care retailer in Hong Kong. The Bonjour Group has a significant market share in the PRC cosmetics and skin care market. In 2005, its revenues from its PRC customers at our Hong Kong (Duty Free) Center was approximately USD $2.6 million. Under our agreement with the Bonjour Group, the initial term of which continues until September 2007, we act as primary tenant, and permit the Bonjour Group to operate within our space, occupying approximately 30% of the floor space at our Hong Kong (Duty Free) Center in Whampoa Garden. We benefit from the presence of an internationally known cosmetics retailer in our store, and the Bonjour Group pays an agreed portion of certain operating expenses including personnel costs, tenant improvements and remodeling, management fees, utilities, and payments to tour operators.

We have a business alliance with the Shun Hing Group, which is one of the largest distributors of electronics worldwide. The Shun Hing Group is an authorized dealer of international brands such as Panasonic and JVC. Our alliance with the Shun Hing Group permits us access to deep volume discounts, as well as exclusive models sold only through our stores. The Shun Hing Group works with us to provide and set up branded sales counters in our stores.

Trading Operations for Excess Inventory

Because of our strong sales volume, rapid inventory turnover and strong relationships with our suppliers, we frequently can negotiate to purchase an amount of products in excess of what we can sell in our shopping centers at substantial discounts. We have taken advantage of our ability to purchase products at such volume discounts by selling a portion of such products to other retail businesses for a quick profit. We operate such trading operations through two of our wholly owned subsidiaries, Raffle Limited and Sure Profits Trading Limited. Both subsidiaries sell products from suppliers to retailers throughout Southeast Asia, Hong Kong and mainland China. Our subsidiary Raffle Limited sold $4.9 million, approximately 40% of its products purchased, to other retailers, supplying our shopping centers with the balance of the products. Our subsidiary Sure Profits Trading Limited sold $1.5 million approximately 19% of its products purchased to other retailers, supplying our shopping centers with the balance of the products.

Management Information Systems

We have invested considerably in our management information systems, which we consider to be important in enabling us to effectively operate and manage our business. We have developed an in-house supply chain system that fully manages wholesale sales, inventory management, logistics and procurement. Our system, which has been in development for over five years, is capable of processing millions of transactions without significant infrastructure alterations and capital investment. Our information management system is capable of handling a large product line, and provides us real time control over our inventory, logistics, procurement processes and sales activity. We continue to develop our information systems to efficiently update our database of products, streamline our inventory management and provide financial reporting capabilities to aid in decision making. Our current software platform is significantly scalable and will allow us to achieve substantial growth with limited additional capital expenditures.

Our software operates on several hardware platforms, including four servers and 61 PCs. Our primary operating and application software is Microsoft-based. Our business management software is programmed in Microsoft Visual Foxpro and SQL. Our systems are updated and maintained by two in-house professionals. These professionals are trained in various programming languages including Microsoft SQL, Visual Foxpro, and Visual Basic.

We currently employ a point-of-sale system which allows our management to monitor our sales and inventory levels in real time. Our systems allow us to adjust our strategy and pricing in response to changing market conditions. For example, our system allows us to make real time inventory inquiries and prepare comprehensive reports of sales activity for analysis by management. Our system includes over 30 modules for back office management, such as stock transfer (transfer of inventory), purchase order management, sales invoicing, and day-end and month end processes.

Our inventory management system was developed and has been in operation since 2000. We updated our system in 2006 at a cost of over $120,000 to enhance its capacity to provide prompt management information on sales, purchases, and inventory data. Our system allows management to react more quickly to customer preferences based on those data. In addition, the system provides for extensive flexibility to locate inventory on hand, estimate product delivery time, and order out-of-stock items.

Product Pricing

In general, we aim to price our products competitively and at a discount to most price points in the consumer retail industry. Our pricing system is relatively flexible, in that our store managers have control over product pricing in the stores they manage. We hold monthly and weekly meetings with our store managers to evaluate our pricing strategies, gross profit levels, and the performance of our sales force. Our purchasing team provides us with up-to-date information on market situation, products, pricing in order to be competitive and sustain our dominant market position.

Seasonality

We are subject to more seasonality that typical retailers. We generally experience increases in sales during the summer months, as travel and tourist activity increases. On the other hand, we generally experience a decrease in sales during the winter months when there are fewer travelers. We typically experience three peak periods, when tourist activity usually increases: the Chinese New Year, Golden Week (starting in the 1st week of May), and National Day (People’s Republic of China) on October 1.

Competition

The retail industry is highly competitive and fragmented among a large number of retailers, wholesalers, direct marketers and other sellers. We believe we hold a dominant position in the rapidly growing travel retail market in Hong Kong, which is regarded as a specialized segment of the overall consumer retail market. We have developed this position over several years by forming strong relationships with travel agencies and tour operators, and accruing experience in the market in which we specialize. Currently we believe only one other firm in Hong Kong presents us with any significant competition, who we estimate has 10% of the PRC tourist retail market in Hong Kong.

Our Growth Strategy

We plan to expand our business and increase sales and profitability by:

•

opening new shopping centers within Hong Kong and eventually expanding and duplicating our business in Hong Kong into other Southeast Asian countries, which may include Macau, Taiwan, Singapore and/or Malaysia;

•	further developing relationships with tour companies and operators to increase traffic to our retail stores;

•	entering into strategic partnerships with exclusive agents who supply us with products, and continue to negotiate for volume discounts;

•	broadening and expanding our product offerings and product lines;

•	offering delivery services to mainland Chinese purchasers of big-ticket items such as plasma televisions;

•	expanding our range of clientele to include independent travelers in addition to package tour customers;

•	further developing and enhancing our marketing efforts through tourist publications targeting our mainland China clientele;

•	further improving and enhancing the customer buying experience to encourage frequent repeat visits and generate customer referrals;

•	investing in the development of our own private label brands;

•	seeking acquisitions of complimentary businesses in the tourism industry; and

•	developing other travel-related revenue opportunities using our customer base.

Our goal is to continue to strengthen our position as a retailer catering to mainland Chinese travelers, and to expand into new travel retail markets throughout Asia.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We attract retail traffic by entering into arrangements with tour companies who schedule shopping tours with their customers. In order to maintain a flow of tourist traffic, we must continually monitor and maintain our relationships with the tour companies with whom we do business. If the tour companies modify or terminate their relationship with us, we could lose customers and traffic in our retail stores which could adversely affect our revenues and financial results.

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

We are dependent upon third parties for significant functions, and if these functions or operations are interrupted for any significant period of time or if we experience other problems with our third-party service providers, our business would be substantially harmed.

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

We depend on the continued services and performance of our executive management and other key personnel, in particular, Danny Sau Kwong Leung, our Chief Operating Officer, and Alex Chun Shan Yue, our CEO and Chairman of our board of directors. The loss of any of these executive officers or other key persons could harm our business. On November 30, 2006, due to personal health reasons, Ricky Kee Kwong Tsoi resigned as our Chief Executive Officer and director of the company. We announced Mr. Tsoi’s resignation in a press release included as an exhibit to our current report of Form 8-K filed on December 5, 2006. On December 5, 2006, our board of directors appointed Alex Chun Shan Yue as our successor Chief Executive Officer.

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

Our operating subsidiaries in Hong Kong are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in Delaware and do not have any assets or conduct any business operations other than through the operations of our subsidiaries in Hong Kong. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends to our stockholders.

Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB and Hong Kong Dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, and the rate between the Hong Kong Dollar has been pegged to the U.S. dollar since 1983, there can be no assurance that these currencies will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. dollar, and other geopolitical factors If the RMB were to increase in value against the dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar, if it occurred, would adversely affect the value of your investment.

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

Risks Related to an Investment in Our Securities

We will need additional capital, which may not be accessible on attractive terms or at all.

We anticipate that we will need to raise additional funds in the future through public or private financing. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. The terms of our senior convertible debentures limit our ability to incur additional debt because any such additional debt we incur, other than a limited senior credit facility, must be contractually subordinated, as to payment and liquidation, to the payment in full of the debentures. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, any such transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

Conversion of the debentures into shares of our common stock will dilute the ownership interests of existing stockholders, including holders who will have already converted their debentures.

The conversion of some or all of the debentures into our shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our shares of common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our shares of common stock.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

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

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

Prior to our entry into the Agreement and Plan of Share Exchange on June 22, 2006, our subsidiaries have been engaged in operations. Although for a period of two years after the Closing Date the major stockholders of our predecessor entities will indemnify the Company against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Share Exchange Agreement, any liabilities relating to such prior business against which the Company is not completely indemnified may have a material adverse effect on the Company.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

Item 2.	PROPERTIES

Our corporate headquarters are located in Hong Kong, where we lease an office of approximately 2,700 square feet. As a part of our planned expansion, we may open additional retail locations in other cities in Asia. In addition, we plan to acquire or lease an additional facility in connection with the expansion of our proprietary line of branded products. Reference is made to the subsection entitled “Our Shopping Centers” on page 8, which is incorporated by reference.

Except for our plans for expansion, which are contingent upon raising the necessary capital, we believe that our existing space is adequate for our current anticipated operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms. We currently do not own any real property.

Item 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on us. We are not aware of any other material legal proceedings pending against us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2006, the holder of a majority of our issued and outstanding common stock approved, (i) a one-for-four reverse stock split of the company’s common stock, and (ii) a change of our name from “WT Holdings Corporation” to “Asiamart, Inc.” A single majority stockholder, as the record and beneficial owner of 68,699,565 shares of our common stock (which represented approximately 70% of the total number of shares entitled to vote on the above actions), approved the actions by written consent in lieu of a special meeting. On or around October 30, 2006, we furnished our stockholders a definitive information statement on Schedule 14C to disclose information relating to the actions approved by our stockholders. A copy of our definitive information statement on Schedule 14C was filed with the SEC on October 24, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is not listed on any stock exchange. The common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “AAMA”. Since 2004, there has been little or no active trading market for our common stock, however, since completion of our reverse acquisition followed by our financing in October 2006, the trading volume of our stock has increased.

Our common stock is not listed on any stock exchange. The common stock is now quoted on the OTC Bulletin Board under the symbol “AAMA.” The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2006:

Quarter ended December 31, 2006	$5.00	$1.16

Quarter ended September 30, 2006	$5.20	$4.80

Quarter ended June 30, 2006	$2.75	$0.297

Quarter ended March 31, 2006	$1.50	$0.82

FISCAL YEAR 2005:

Quarter ended December 31, 2005	$1.20	$0.70

Quarter ended September 30, 2005	$0.80	$0.80

Quarter ended June 30, 2005	$0.80	$0.80

Quarter ended March 31, 2005	$2.20	$0.80

FISCAL YEAR 2004:

Quarter ended December 31, 2004	$2.60	$1.40

Quarter ended September 30, 2004	$4.20	$1.00

Quarter ended June 30, 2004	$4.00	$2.00

Quarter ended March 31, 2004	$5.00	$1.40

As of December 31, 2006, there were approximately 415 stockholders or record of our common stock, and no preferred stockholders. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. On December 29, 2006, the closing sale price of our common stock on the OTC Bulletin Board was $1.48 per share.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Item 6.	SELECTED FINANCIAL DATA

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and our consolidated financial statements for the year ended December 31, 2006, and the related notes included elsewhere in this report. We derived the financial data for the period January 1 through December 31, 2006 from our financial statements, and as of December 31, 2006, 2005 and 2004, included in this report beginning on page F-1. We derived the financial data for the periods as of December 31, 2003 and 2002 from our unaudited financial statements which are not required to be included in this report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands of U.S. Dollars)
Consolidated Statements of Operation Data:

Revenue	53,144	46,148	35,730	7,914	11,238

Cost of Sales	(23,961)	(25,674)	(21,940)	(7,530)	(10,949)

Gross Profit	29,183	20,474	13,790	384	289

Selling, General And Administrative Expenses	(25,741)	(17,008)	(12,685)	(304)	(256)

Merger Transaction Expense	(856)	—	—	—	—

Income from Operations	2,586	3,466	1,105	80	33

Other Income, net	1,466	850	483	37	125

Income Before Taxes	4,052	4,316	1,588	117	158

Income Taxes	(903)	(793)	(285)	(30)	(10)

Net Income	3,149	3,523	1,303	87	148

Basic Earnings Per Share (in US$)	0.13	0.14	0.05	0.003	0.006

Diluted Earnings Per Share (in US$)	0.13	0.14	0.05	0.003	0.006

Basic Weighted Average Number of Shares Outstanding	24,535,755	24,535,755	24,535,755	24,535,755	24,535,755

Diluted Weighted Average Number of Shares Outstanding	25,103,781	24,535,755	24,535,755	24,535,755	24,535,755

Reconciliation to Normalized EBITDA:

Net Income	3,149	3,523	1,303	87	148

Income Taxes	903	793	285	30	10

Interest Income	(28)	—	—	—	—

Other Income	(1,466)	(850)	(483)	(37)	(125)

Depreciation & Amortization	224	118	67	23	23

Non-Recurring Expenses	856	—	—	—	—

Normalized EBITDA(1)	3,638	3,584	1,172	103	56

(1)	EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax and depreciation and amortization expense.

	As of December 31,
	2006	2005	2004	2003	2002
	(In Thousands of U.S. Dollars)

Total Assets	11,692	10,812	4,744	1,724	2,297

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2006, 2005 and 2004 should be read in conjunction with Selected Consolidated Financial Data and the Company’s financial statements and the notes to those financial statements that are included as exhibits to this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Virtually all of our customers are brought to our shopping centers by various mainland Chinese travel companies and travel tour operators. Through our relationships with over 100 Chinese travel companies and tour operators, our shopping centers received an average of over 1,000 visitors per day in 2005, and received an average of approximately 1,800 visitors per day in 2006, principally from mainland China.

In the fourth quarter of 2006, we diversified our marketing strategy to focus on high quality customers. Accordingly, the number of visitors to our shopping centers dropped significantly from over 2,000 visitors per day in the first two quarters to 1,000 in the fourth quarter. After a period of adjustment, the number of visitors to our stores began to gradually increase in the first two months of 2007. Although the total number of visitors decreased, the average spending per visitor increased from $67 in the third quarter of 2006 to $74 in the last quarter. Management believes this is a direct result of a shift in our focus on quality customers and effective customer management.

By concentrating on selected valued customers, we also diversified our income sources and derived referral income from introducing our customers to other retail stores that specialize in products not currently offered in our stores. Commencing from July 2006, we began an arrangement with travel agents under which the tourists brought in by these travel agents would also visit the shops designated by us. Results from this arrangement proved satisfactory in the third quarter of 2006. We increased our efforts to enter into these arrangements with travel agents in the fourth quarter of 2006, and as a result, our referral income increased substantially. Accordingly, we paid higher commissions to travel agents and received referral income from the shops we introduced. Management believes these arrangements allows us to strengthen our relationships with other retailers that do not directly compete with us, and to enhance our relationships with travel agents who source tourist traffic, without having to expand our product variety.

We generally collect referral income from retailers within 60 to 90 days from the date of a tourist’s purchase that generates the referral income. On the other hand, we generally pay referral fees to travel agents within 30 days of a tourist’s completion of travel. This arrangement exposes us to a certain amount of credit risk, however, we have taken steps to mitigate this risk by shortening our collection period from retailers, and negotiating extended grace periods for payments by us to travel agents.

For our retail operation, we source products from over 110 vendors. Our strong sales volume, rapid inventory turnover and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms.

Our shopping centers are each 20,000 square feet and the floor plans resemble a typical department store. We seek shopping center locations in areas with reasonable rents and with readily available parking space for large tour buses. Because such locations tend to be in the non-commercial areas of Hong Kong, the tourists that are transported to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers. By selecting sites with very reasonable rents located in non-commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other retailers near our shopping centers.

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

We own and operate two trading subsidiaries – Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our product from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 14 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macau, for repair. We mark receipts for our products with a special symbol to denote our guarantee that the product authentic and sourced directly from the manufacturer or an authorized dealer.

We have aggressively and strategically pursued development of our retail business with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in this market, and operated three shopping centers with a combined total area of 53,000 square feet in 2006. However, due to changing the marketing strategy of in focusing high quality customers, in 2007 we decided to consolidate our three stores into two, beginning on March 15, 2007.

Tourists from mainland China account for over 90% of our customers. Because of our extensive product selection and high quality service, we believe we have become the tourist shopping mall of first choice for mainland China tour groups and other tour groups visiting Hong Kong.

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

While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition. Our revenue includes sales. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales revenue is recognized net of sales discounts and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Accounts receivable. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. We evaluate the credit risks of our customers utilizing historical data and estimates of future performance.

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

2006 Highlights

In 2006, our company completed or underwent the following transactions or events:

•	On June 22, 2006, we completed a reverse acquisition of the business which now constitutes our Hong-Kong based retail and trading operations.

•

Prior to the reverse acquisition, the former directors of our company (then named Fortune Entertainment Corporation) resigned from the board in connection with a change in control of our company, and we underwent a series of restructuring transactions, including a 1-for-20 reverse stock split, an increase in our authorized common shares to 200 million shares, a name change, and cancellation and conversion of indebtedness into shares of common stock.

•	In October 2006, we completed a $3,069,895 senior convertible debenture financing in a private placement to accredited investors.

•	In November 2006, we conducted a 1-for-4 reverse stock split of our common stock, reducing the number of shares of our common stock issue and outstanding from 98,142,478 to 24,535,755 shares.

•	On November 30, 2006, we changed our name to “Asiamart, Inc.” and our trading symbol to “AAMA.”

•

On December 5, 2006, our board of directors appointed Alex Yue as our successor Chief Executive Officer, following the departure of our former CEO, Ricky Kee Kwong Tsoi, who resigned for personal health reasons.

2007 Outlook

In 2007, we expect to further enhance revenues and achieve higher revenues per visitor by diversifying our marketing strategy to serve high-quality customers, and continuing to expand our product line. In addition, we intend to continue to pursue our plans for store expansion.

•

In January 2007, we signed agreements with Golden Winning Ltd., and Holiday Travel (HK) Ltd., to bring additional tourists to our stores, which relationships are projected to result in an average of 4,000 additional visitors to our stores per month.

•	In January 2007, we completed the development and launch of our new line of high-quality watches, further expanding our offered product line.

•	In February 2007, we also launched our private label “Vokey” mobile phones, which we began selling through our stores in the first quarter of 2007.

•	In early 2007, we secured exclusive distribution rights for “Rollei” brand electronic appliances, made in Germany, including products such as digital and video cameras.

•	In March 2007, we announced our plans to open a high-end retail store in Hong Kong to offer luxury products aimed at more affluent tourists in 2007.

In order to achieve market expansion, we are considering opening a new store in Macau. We are exploring opportunities to attract free individual travelers directly from PRC tour package providers in addition to customers from Macau travel agents to expand our customer base. Management believes that by working with small to medium casinos and hotels, we could potentially offer attractive packages to free individual travelers, and drive customer traffic to a new store that would be opened in Macau.

In addition to the above, management is currently evaluating proposals to affiliate with one or more travel-related web portals, and develop an online presence as a means of reaching out to the growing number of internet users in China.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2005 and December 31, 2006.

Sales. For the three months ended December 31, 2006, overall sales decreased by 21.6% from $14.2 million to $11.1 million relative to the three months ended December 31, 2005. Customer visits decreased from 135,116 for the last quarter of 2005 to 103,742 for the same period of 2006, a decrease of 23%, due to our change in marketing strategy involving a shift in emphasis on high value customers. Average spending per capita decreased from $84 for the three months ended December 31, 2005 to $74 for the same period of 2006, a decrease of 11.9% mainly because of an increase in tourist traffic from cities with lower average household income, and a decrease in the selling prices of electronic products. Although the number of customer visits in the last quarter of 2006 declined, the average spending per capita increased from $67 in the third quarter of 2006 to $74 in this quarter 2006 because we began to focus on quality customers and more first-time visitors from higher income cities. In addition, we diversified our income sources and derived referral income by introducing tourists to other retailers that do not directly compete with us. For the three months ended December 31, 2006, we earned referral income of $1.7 million, which offset a reduction in retail sales.

Cost of Sales. Cost of sales significantly decreased from $7.7 million for the three months ended December 31, 2005 to $4.5 million for the three months ended December 31, 2006, a decrease of 42.1%, as compared to a 21.6% decrease in sales over the same comparable quarters in 2005 and 2006. Our gross profit margin improved by 14.2%, from 45.6% for the three months ended December 31, 2005 to 59.8% for the same period in 2006. This improvement in cost of sales was mainly due to higher discounts through bulk purchases as well as our successful negotiations with vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5.3 million for the three months ended December 31, 2005 to $6.0 million for the same period in 2006, an increase of 13.3%. When we derived the new referral income from referring our customers to other non-direct competitive shops in the last quarter of 2006, we incurred higher selling expenses.

Other Income. Other income was derived from gains on the conversion of RMB received from customers to Hong Kong Dollars. Another major source of other income was from concessionaire sales, which was expanded to three shops in the last quarter of 2006. In addition, we recognized rebate income from two of our major vendors due to bulk purchases in 2006. However, we recorded interest expense of $241,106 representing the amortization of the debt discount. Total other income decreased from $0.3 million for the three months ended December 31, 2005 to $0.2 million for the same period in 2006.

Comparison of Year Ended December 31, 2005 and December 31, 2006.

Sales. For the year ended December 31, 2006, our total sales increased 15.2% from $46.1 million to $53.1 million relative to the year ended December 31, 2005. The average spending per capita decreased from $80 for the year of 2005 to $68 for 2006, a decrease of 15%. This decrease was mainly because of a greater number of tourists arriving from cities with lower average household income, and a decrease in the selling prices of electronic products. However, this decrease was offset by the effect of increased patronage from 451,286 customer visits in 2005 to 651,778 in 2006, an increase of 44.4%. Our retail sales for the year 2006 totaled $46.7 million, representing a substantial increase of 29.4% from $36.1 million in 2005. Approximately 29.9% of the increased customer traffic for the year 2006 resulted from the acquisition of Max Surplus, which contributed about 134,966 more customer visits. The remainder was brought about by our existing tour operators. During the second half of 2006, we began to develop referral income by introducing our customers to other retailers that do not directly compete with us. In 2006, we earned a total of $2.1 million in referral income.

Cost of Sales. Cost of sales decreased from $25.7 million for 2005 to $24.0 million for 2006, a 6.7% decrease. Our gross profit margin significantly improved by 10.5%, from a 44.4% margin in 2005 to a 54.9% margin in 2006. This improvement in cost of sales was mainly due to higher discounts through bulk purchases and successful negotiations with our vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $17.0 million in 2005 to $25.7 million in 2006, representing an increase of 51.2%. Higher expenses in 2006 were the result of an increase in personnel for expansion of operations and an increase of overhead associated with being a public company. In addition, higher selling expenses were a result of an increase in the sale-based incentives payable to the tour operators, and the newly derived referral income in the second half year of 2006.

Other Income. Other income was derived from gains on the conversion of RMB received from customers to Hong Kong Dollars. Another major source of other income was concessionaire sales which was expanded from one shop in the year 2005 to all three shops in 2006. In addition, we recognized the rebate income from two of our major vendors due to bulk purchases in 2006. However, we recorded interest expense of $241,106 representing the amortization of the debt discount. Total other income increased from $0.9 million in 2005 to $1.5 million in 2006.

Comparison of Years Ended December 31, 2004 and December 31, 2005.

Sales. During fiscal year 2005, our total sales increased from $35.7 million to $46.1 million, representing an increase of 29.1%. Total sales consisted of sales and sales to related parties. Our sales increased from $34.3 million in 2004 to $38.6 million in 2005, an increase of 12.5%. This increase in sales was primarily attributable to the increase in the number of tourist visits from approximately 362,346 in fiscal 2004 to 451,286 in fiscal 2005, an increase of 24.5% compared with 2004, which was achieved through our efforts in attracting and building relationships with more tour companies and operators, who send tourists to our shops. In addition to an increase in tourist visits, we experienced an increase in average spending per tourist from $76.50 in fiscal 2004 to $79.80 in fiscal 2005, or 4.3%, which further added to our total sales.

Related Party Sales. Our sales to related parties increased from $1.4 million in 2004 to $7.6 million in 2005, representing an increase of 443%. Related party sales consisted primarily of sales to Max Surplus, which constituted $6.1 million, or 81% of related party sales in 2005, and $1.2 million, or 85% of related party sales in 2004. Max Surplus was acquired by us on December 15, 2005. Accordingly, sales to Max Surplus prior to its acquisition was reflected in related party sales for 2004 and 2005. Sales to Max Surplus occurring after its acquisition by us were treated as inter-company sales, and were eliminated as a part of the consolidation. The remainder of related party sales were to China World Development Limited.

Cost of Sales. Cost of sales increased from $21.9 million in 2004 to $25.7 million in 2005, representing an increase of 17.4%. Cost of sales as a percentage of total sales, however, decreased from 61.4% in fiscal 2004 to 55.6% in fiscal 2005, as a result of an increase in the volume of merchandise purchased from vendors, which enabled us to negotiate favorable bulk discount rates on merchandise. We benefited from these negotiated discounts in 2005, and achieved a lower increment on cost of sales as a percentage of total sales, from 29.1% in 2004 to 17.4% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $12.7 million in fiscal 2004 to $17.0 million in fiscal 2005, an increase of 33.9% from 2004. Our selling expenses increased by $2.5 million in fiscal 2005, representing a 28.7% increase from fiscal 2004. This increase was mainly due to an increase in operational activity associated with higher sales. The increase in general and administrative expenses from $3.9 million to $5.8 million reflected higher salary cost for added sales and management personnel needed to process the increased sales volume. As a percentage of net sales, selling, general and administrative expenses increased slightly from 35.5% in 2004, to 36.9% in 2005.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Total other income increased from $0.5 million in fiscal 2004 to $0.9 million in fiscal 2005 because of the increase of sales volume involving RMB settlement.

Related Party Transactions

For a description of our related party transactions see the section of this report entitled “Certain Transactions” on page 48.

Liquidity and Capital Resources

Cash Flows. For the year of 2006, net cash flow provided by operations was $42,345. The decrease in net cash flow provided by operations in 2006 was because of an increase in trade receivables. We began to earn income from our referral program in July 2006, by referring tourist customers to retailers that do not directly compete with us. This resulted in an increase in receivables. In order to stimulate income, we offered longer credit terms than had in the past, and we have subsequently collected all trade receivables derived from referral income in the first quarter of 2007. An additional factor contributing to a decrease in our operating cash was our payment of provisional tax in 2006.

Net cash flow used in investing activities in 2006 was $0.6 million, which was primarily due to an increase in loans to travel agencies.

Net cash flow provided by financing activities was $2.3 million mainly because we borrowed $3 million by issuing of convertible debentures in the last quarter of 2006. In addition, we issued warrants to debenture holders and to the placement agents in connection with the financing. The fair value of warrants and the intrinsic value of the conversion option has been deducted from the face value of the debentures based on the relative fair value method. The discount will be amortized over three years of the debentures into interest expense using the effective interest method. The fair value of warrants on the date of issue was $1,000,757.

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

Contractual Obligations and Off-Balance Sheet Arrangements. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	552	508	44	—	—

Capital Lease Obligations	370	326	44	—	—

Operating Leases	544	359	185	—	—

Total Contractual Obligations:	1,466	1,193	273	—	—

Total indebtedness consists of an installment loan from a financial institution in Hong Kong.

Capital lease amounts primarily consist of vehicles and equipment to support our wholesale operations. See “Note 8—Property and Equipment” in the notes to the consolidated financial statements, included elsewhere in this report.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2006, we had approximately $2.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar, and currently has an exchange rate of 7.75 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the section titled “Risk Factors—Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Asiamart, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asiamart, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asiamart, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 30, 2007

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,560,304	$935,138
Trade accounts receivable, less allowance for doubtful accounts of $19,290 and $19,350 at December 31, 2006, and 2005, respectively	4,250,898	760,853
Trade accounts receivable—related party	—	339,577
Inventories	1,042,024	1,828,838
Due from directors / shareholders	—	3,746,673
Due from related parties	—	123,528
Deposits and prepaid expenses	1,264,949	1,548,902
Other receivables	560,185	341,384

Total current assets	9,678,360	9,624,893

PROPERTY AND EQUIPMENT, net	678,875	580,266

OTHER ASSETS:
Long-term loan, net	1,030,617	70,305
Long-term rental and utilities deposits	14,095	117,189
Debt issuance costs	289,914	—
Property held-for-sale	—	419,250

Total other assets	1,334,626	606,744

Total assets	$11,691,861	$10,811,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,681,600	2,001,122
Accrued liabilities	1,018,409	748,138
Customer deposits	11,184	17,454
Due to stockholders	304,360	575,449
Taxes payable	312,322	1,086,395
Other payable	102,080	—
Current maturities of long-term debt	834,035	503,018

Total current liabilities	4,263,990	4,931,576

LONG-TERM LIABILITIES:
Deferred tax liabilities	15,508	15,556
Long-term debt	88,359	378,262
Debentures payable, net of discount of $2,828,789	241,106	—

Total long—term liabilities	344,973	393,818

Total liabilities	4,608,963	5,325,394

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,535,755 shares issued and outstanding	2,454	2,454
Additional paid-in-capital	3,455,441	385,546
Retained earnings	3,577,445	5,079,898
Accumulated other comprehensive income	47,558	18,611

Total stockholders’ equity	7,082,898	5,486,509

Total liabilities and stockholders’ equity	$11,691,861	$10,811,903

See report of independent registered public accounting firm

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
REVENUE
Sales	$50,984,193	$38,586,595	$34,326,163
Referral income	2,096,596	—	—
Related party	63,881	7,561,445	1,403,757

Total Revenue	53,144,670	46,148,040	35,729,920

COST OF SALES	23,961,497	25,673,819	21,939,481

GROSS PROFIT	29,183,173	20,474,221	13,790,439

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,740,859	17,008,129	12,685,332
MERGER TRANSACTION EXPENSES	855,867	—	—

INCOME FROM OPERATIONS	2,586,447	3,466,092	1,105,107

OTHER INCOME, net	1,465,838	850,248	483,053

INCOME BEFORE PROVISION FOR INCOME TAXES	4,052,285	4,316,340	1,588,160

PROVISION FOR INCOME TAXES	903,255	793,442	285,042

NET INCOME	3,149,030	3,522,898	1,303,118

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	28,947	16,086	1,633

COMPREHENSIVE INCOME	$3,177,977	$3,538,984	$1,304,751

BASIC EARNINGS PER SHARE	$0.13	$0.14	$0.05

DILUTED EARNINGS PER SHARE	$0.13	$0.14	$0.05

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,535,755	24,535,755	24,535,755

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	25,103,781	24,535,755	24,535,755

See report of independent registered public accounting firm

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Par Value
BALANCE, December 31, 2003	24,535,755	$2,454	$(1,454)	$253,882	$892	$255,774
Net income				1,303,118		1,303,118
Foreign currency translation adjustment					1,633	1,633

BALANCE, December 31, 2004	24,535,755	$2,454	$(1,454)	$1,557,000	$2,525	$1,560,525
Net income				3,522,898		3,522,898
Payment for acquisition of subsidiary			387,000			387,000
Foreign currency translation adjustment					16,086	16,086

BALANCE, December 31, 2005	24,535,755	2,454	385,546	5,079,898	18,611	5,486,509
Net Income				3,149,030		3,149,030
2006 Special Dividend				(4,651,483)		(4,651,483)
Warrants issued			1,000,757			1,000,757
Conversion option			2,069,138			2,069,138
Foreign currency translation adjustment					28,947	28,947

BALANCE, December 31, 2006	24,535,755	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

See report of independent registered public accounting firm

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,149,030	$3,522,898	$1,303,118
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	197,300	117,730	66,811
Amortization	26,506	—	—
Amortization of discount on convertible debentures	241,106	—	—
Loss on sale of assets	239,169	738	41,901
Provision for obsolete inventories	75,840	74,165	142,774
(Increase) decrease in assets:
Accounts receivable, trade	(3,305,177)	(165,739)	174,299
Inventories	758,371	(270,130)	(1,061,868)
Deposits, prepaid expenses and other receivables	151,165	(1,065,219)	(391,698)
Increase (decrease) in liabilities:
Accounts payable	(312,859)	337,860	194,138
Accrued expenses and customers deposit	(279,110)	(284,893)	725,262
Taxes payable	(771,543)	778,861	264,833
Other payable	(127,453)	—	—
Deferred tax liabilities	—	—	9,053

Net cash provided by operating activities	42,345	3,046,271	1,468,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in amounts due from shareholders	—	(2,689,930)	(812,651)
Decrease / (Increase) in amounts due from related parties	445,074	(75,586)	(16,309)
Long-term loans to staff	90,725	(13,507)	(16,088)
Long-term loans to travel agencies	(1,025,946)	(63,652)	(12,198)
Acquisition of subsidiary	—	128,928	—
Proceeds from disposal of property and equipment	418,405	90	159,216
Purchase of property and equipment	(555,245)	(89,896)	(1,000,349)

Net cash used in investing activities	(626,987)	(2,803,553)	(1,698,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) / Increase in amounts due to shareholders	—	(525,644)	535,554
Payment of dividends	(533,994)	—	—
Proceeds from installment loan	335,066	1,093,015	—
Repayment of installment loan	(185,168)	(22,199)	—
Proceeds from capital lease	328,107	—	—
Repayment of capital lease obligations	(434,111)	(274,150)	(5,682)
Proceeds from convertible notes	2,753,625	—	—

Net cash provided by financing activities	2,263,525	271,022	529,872

EFFECT OF EXCHANGE RATE ON CASH	(53,717)	2,477	283

INCREASE IN CASH	1,625,166	516,217	300,399

CASH, beginning of year	935,138	418,921	118,522

CASH, end of year	$2,560,304	$935,138	$418,921

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$103,639	$21,801	$5,564

Income taxes paid	$1,673,031	$2,485	$11,156

See report of independent registered public accounting firm

The accompanying notes are an integral part of this statement.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1 – Description of business and organization

Asiamart, Inc., formerly known as WT Holdings Corporation (the “Company”) is a Delaware corporation which was incorporated under the laws of the State of Delaware on August 25, 1997.

The Company was originally involved in developing gaming and entertainment products, and as of December 31, 2001, the Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

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

On November 21, 2005, the Company entered into a Securities Purchase Agreement with Central Class Group Limited. In addition, prior to the date of the Securities Purchase Agreement, Central Class Group Limited acquired approximately 17,271,422 shares of common stock (863,571 shares after giving effect to the Reverse Stock Split) from existing stockholders of the Company in a series of private stock purchase transactions. In connection with these transactions, the Company was reorganized. Under the Securities Purchase Agreement, WB Capital Group and Central Class Group Limited provided a certain amount of capital to the Company in exchange for a promissory note and common stock. The Company used the proceeds from the transaction to pay its creditors and settle its debts.

Effective April 4, 2006, the Company effected a one-for-twenty (1:20) reverse stock split of its common stock. Effective November 30, 2006, the Company effected a one-for-four (1:4) reverse stock split of its common stock.

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

The Exchange Agreement provided for (i) the acquisition by the Company of all of the issued and outstanding shares of capital stock of PDD, consisting of a total of 1,000 ordinary shares (collectively, the “PDD Shares”), such that PDD became a wholly owned subsidiary of the Company; and in exchange therefore (ii) the issuance by the Company at the closing of an aggregate of 68,699,565 shares of restricted common stock of the Company to the PDD Shareholders, or their assigns, which shall constitute 70% of the issued and outstanding common stock of the Company immediately after closing of the transaction.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

The Company through its subsidiaries engages in two operating segments, trading and retail. Trading consists of selling products wholesale to other retail operators and retail consists of selling products primarily to tourist through three discount shopping centers in Hong Kong. The following is a list of subsidiaries with 100% ownership as of December 31, 2006. However, one of the shopping centers, Golden Bauhinia Duty Free ceased conducting retail shop business effective October 8, 2006 and hence only two discount shopping centers are operating.

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business
1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a discount shopping center in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19, 2003	Operating a discount shopping center in Hong Kong

5	Max Surplus International Development Limited	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Operating a discount shopping center in Hong Kong

The Company’s outlets and discount shopping centers cater to tourists visiting Hong Kong from other parts of China (“mainland China”) who are transported directly to the Company’s shopping centers by a large network of travel companies and tour operators. The Company’s outlets and shopping centers offer the tourists discount prices on a limited selection of international branded and selected private label products in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments. A number of travel companies and tour operators have agreements, partnerships or affiliation arrangements with the Company to transport tourists from mainland China to the Company’s outlets and shopping centers for shopping.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

All current operations and assets of the Company are located in Hong Kong.

Note 2 – Summary of significant accounting polices

Basis of presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements include the accounts of the Company and its 5 wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

Accounts receivables

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

Inventories

The Company values inventory at the lower of cost or market, using the first-in, first-out or weighted average method, and regularly reviews the book value of discontinued product lines and stock to determine if these items are properly valued. If the market value of the product is less than cost, management will write down the related inventory to its estimated net realizable value. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on the Company’s results of operations and the valuation of its inventory, resulting in a charge to income in the period if such determination is made.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition)and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Revenue recognition

Revenue of the Company includes sales and referral income. Referral income is derived from referring our customers to other non-directly competitive shops. Sales and referral income are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Referral income is the income derived from referring customers to other non-directly competitive duty-free shops. The Company recognized referral income according to the number of visitors referred during the financial period.

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $255,944, $151,160 and $83,402 for the years ended December 31, 2006, 2005 and 2004, respectively.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Foreign currency translation

The Company uses the United States dollar (“USD”) for financial reporting purposes. The Company’s subsidiaries maintain their books and accounting records in Hong Kong Dollar (“HK$”) as their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and their statements of income are translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

Translation adjustments amounted to $47,558 and $18,611 as of December 31, 2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.78 HK$ to $1.00 USD as compared to $7.75 HKD at December 31, 2005. The average translation rates applied to income statement accounts for the year ended December 31, 2006, 2005 and 2004 were 7.77 HK$, 7.78 HK$ and 7.79 HK$ to $1.00 USD, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the correct results of operation, total transaction gain amounted to $1,255,482, $782,197 and $483,462 for the years ended December 31, 2006, 2005 and 2004.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, capital lease obligations and installment loan.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these banks at December 31, 2006 and 2005 amounted to $2,469,756 and $776,336 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

Concentrations of credit risk

Financial instruments potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable. Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing assessment of its customers and maintains an allowance for doubtful accounts.

The largest three customers for the year ended December 31, 2006 accounted for approximately 3.0%, 2.9% and 2.2%, respectively of the Company’s total revenues. Total receivables from these customers amounted to $604,348, $420,773 and $541,804 as of December 31, 2006. The largest three customers for the year ended December 31, 2005 accounted for approximately 3.0%, 2.6% and 2.4%, respectively of the Company’s total revenues. Total receivables from these customers amounted to $276,097, $302,621 and $204,662 as of December 31, 2005.

The largest three vendors for the year ended December 31, 2006 accounted for approximately 15.0%, 13.8% and 10.3%, respectively of the Company’s total purchases. Total payable from these vendors amounted to $279,698 as of December 31, 2006. The largest three vendors for the year ended December 31, 2005 accounted for approximately 13.9%, 9.1% and 8.5%, respectively for the Company’s total purchases. Total payable from these vendors amounted to $215,037 as of December 31, 2005.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 3 – Supplemental disclosure of cash flow information

On January 17, 2006, the Company declared a special dividend of $4,651,483 to its shareholders, total of $3,342,071 was offset with the due from directors/shareholders.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 4 – Trade accounts receivable

Trade accounts receivable consist of the following as of December 31,

	2006	2005
Accounts receivable	$2,331,622	$741,527
Amounts due from referral customer	1,899,425	—
Amounts due from credit card company	39,141	38,676
Less: allowance for doubtful accounts	(19,290)	(19,350)

Accounts receivable, net	$4,250,898	$760,853

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 5 – Inventories

Inventories consist of the following as of December 31,

	2006	2005
Inventories	$1,343,134	$2,097,461
Less: valuation allowance	(301,110)	(268,623)

Total	$1,042,024	$1,828,838

The following table represents the changes of provision for obsolete inventories:

	Balance at Beginning of Year	Charged to Costs and Expenses	Difference due to Foreign Currency Exchange	Balance at End of Year
Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Provision for obsolete inventory	$268,623	$32,229	$258	$301,110

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Provision for obsolete inventory	$150,183	$117,776	$664	$268,623

Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Provision for obsolete inventory	$—	$142,774	$7,409	$150,183

Note 6 – Long-term loans receivable

Long-term loans consist of the following as of December 31:

	2006	2005
Employee loans unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$52,056	$11,610
Unsecured, non-interest bearing, 2-year term loan to travel agencies	978,561	64,500

	1,030,617	76,110
Less: Allowance for doubtful accounts	—	(5,805)

Total long-term loans, net	$1,030,617	$70,305

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 7 – Property and equipment

Property and equipment consists of the following as of December 31:

	2006	2005
Leasehold improvements	$463,086	$406,749
Furniture and fixtures	59,607	75,190
Office equipment	461,168	216,978
Motor vehicles	129,677	130,080

	1,113,538	828,997
Less: Accumulated depreciation	(434,663)	(248,731)

Property and equipment, net	$678,875	$580,266

The Company also leases equipment under non-cancelable capital leases as further discussed in note 13. The amount of capital leases under such arrangements included in these financial statements consisted of the following as of December 31:

	2006	2005
Equipment	$427,073	$657,671
Accumulated depreciation	(54,779)	(126,302)

Total	$372,294	$531,369

The depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 were $223,806, $117,730 and $66,811, respectively.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 8 – Long-term debts

		2006	2005
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company's directors		$12,131	$80,930

Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors		218,284	—

Installment loan from Bank of China, with effective annual interest rate of 6.75%, due December 22, 2007, guaranteed by two of the Company's directors		321,500	—

Total		551,915	80,930
Capital lease obligation	Note 14	370,479	800,350

Total		922,394	881,280
Less Current maturities—loans		(508,258)	(68,762)
Less Current maturities—capital leases		(325,777)	(434,256)

Total long-term debts, net of current maturities		$88,359	$378,262

Interest expense on all long-term loans for the years ended December 31, 2006, 2005 and 2004 was $45,774, $21,801 and $5,564, respectively.

Long-term debts

The maturities of the installment loans for the next five years are as follows:

Year ending December 31,
2007	$508,258
2008	43,657
2009 and thereafter	—

Total	551,915
Less current maturities	(508,258)

Installment loan, net of current maturities	$43,657

The maturities for capital leases is included with other commitments and contingencies in Note 14.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 9 – Acquisition

On December 15, 2005, the Company acquired 100% of the outstanding common shares of Max Surplus International Development Limited (“Max Surplus”) for approximately $403,000, including $16,000 of cash and common stock valued at $387,000. Max Surplus operated a discount shopping center in Hong Kong selling cell phones, small appliances, electronics, cameras and supplies, health and beauty products, and pharmaceuticals to tourists from mainland China as discussed in Note 11.

Max Surplus’s results of operations, which were not material to the Company for the year ended December 31, 2005, have been included in the Company’s consolidated financial statements since the acquisition date.

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Management estimates that the fair values of the assets and liabilities of Max Surplus at the acquisition date were not materially different from their cost.

Amount
Cash	$145,000
Other current assets	1,078,000
Property and equipment	146,000

Total assets acquired	1,369,000
Current liabilities	(837,000)
Shareholder’s loan	(129,000)

Net assets acquired	$403,000

Note 10 – Earnings per share

Earnings per share for the years ended December 31, 2006, 2005 and 2004 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 and the one-for-four (1:4) reverse stock split effected on November 30, 2006 had occurred as of the beginning of the earliest period presented.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2006 and 2005:

	2006	2005
Net income for basic and diluted earnings per share	$3,149,030	$3,522,898

Weighted average shares used in basic computation	24,535,755	24,535,755
Diluted effect of warrants and conversion option	568,026	—

Weighted average shares used in diluted computation	25,103,781	24,535,755

Earnings per share:
Basic	$0.13	$0.14

Diluted	$0.13	$0.14

Note 11 – Income taxes

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes are as follows:

	2006	2005	2004
Hong Kong profits tax:
Current	$903,255	$793,442	$275,989
Deferred	—	—	9,053

Total	$903,255	$793,442	$285,042

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2006	2005	2004
U.S. Statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)
Hong Kong statutory rate	17.5%	17.5%	17.5%
Other	3.5%	0.9%	0.4%

Effective income tax rate	21.0%	18.4%	17.9%

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 12 – Related party transactions

Trade receivable and sales – related party

Trade accounts receivable from related party arose from sales to Chain World Development Limited, a company controlled by Mr. Ricky Kee Kwong Tsoi, a director of the Company. As of December 31, 2006 and 2005, trade accounts receivable—related party amounted to $0 and $339,577, respectively.

Amounts due from/to directors, shareholders or related parties

2005
Due from directors/shareholders:
Mr. Ricky Kee Kwong Tsoi, Chief Executive Officer	$2,407,834
Mr. Alex Chun Shan Yue, Chairman	828,703
Mr. Danny Sau Kwong Leung, Chief Operating Officer	79,335
Mr. Kay Yiu Choi, a brother of Mr. Ricky Kee Kwong Tsoi	64,500
Mr. Ip Chung Sang, a director of the Company's subsidiary	36,257
Mr. Ngan Chun Man, a director of the Company's subsidiary	11,625
LTT Technologies Ltd., a company controlled by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	318,419

$3,746,673

Due from related parties:
Max Surplus International Development Limited (see Note 8)	$—
Maximum Media Ltd., a company owned by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	4,140
Horizon Corporation Limited, intermediate holding company	119,388

$123,528

Balances with directors, related parties or companies represent advances to or loans from the respective directors or related parties or companies. These balances are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

On January 17, 2006, the Company’s declared a special dividend of $4,651,483 to its shareholders, which shall be paid partially by way of setoff against the amounts due from directors/shareholders and partially in cash.

For the years ended December 31, 2006, 2005 and 2004, the Company earned sales revenue from Prince Digital for the amount of $19,892, $1,197,278 and $164,239, respectively from related company, which is controlled by Mr. Tsoi Kee Kwong Ricky, a director and shareholder of the Company.

For the years ended December 31, 2006, 2005 and 2004, the Company earned sales revenue from Top Leader Technology Limited for the amount of $43,989, $966,985 and $0, respectively, a related company which is controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary.

For the years ended December 31, 2006, 2005 and 2004, Horizon Corporation Limited, a previous intermediate holding company, charged a service fee of $149,509, $0 and $0, respectively, which is controlled by Mr. Tsoi Kee Kwong Ricky, and Chun Shan Yue Alex, a director and shareholder of the Company.

Before the acquisition of Max Surplus (see Note 9), Max Surplus was held 50% by Mr. Ricky Kee Kwong Tsoi, currently a director and officer of the Company, and 50% by unrelated party. Total sales to Max Surplus amounted to $5,397,182 and $1,239,518 for the years ended December 31, 2005 and 2004.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

On November 24, 2005, the Company signed a conditional sale and purchase agreement with Ms. Cheng Shuk Wan, the wife of Mr. Tsoi Kee Kwong Ricky, a director of the Company, whereby the Company disposed of a property under capital lease to Ms. Cheng Shuk Wan for $419,250 of cash. The transaction was completed on February 2, 2006 and resulted in a loss of $239,169.

Note 13 – Other income

	2006	2005	2004
Income from concessionaire sales	$534,938	$19,670	$—
Rental income	96,858	44,389	5,264
Transaction gain	1,255,482	782,197	483,462
Interest income	27,821	77	1
Loss on disposal of property and equipment	(239,169)	(738)	(41,901)
Finance costs	(298,971)	(40,758)	(5,564)
Others	88,879	45,411	41,791

Total	$1,465,838	$850,248	$483,053

Income from concessionaire sales represent sales from one shop in 2005 and three shops in 2006. The major other income was the transaction gain from converting Chinese Yuan (“Renminbi”) received from customers to Hong Kong Dollars. Finance costs included $241,016 of amortization of the discount on the debentures payable. Total other income amounted to $1,465,838, $850,248 and $483,053 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 14 – Commitments and contingencies

Capital leases

The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of December 31, 2006:

Year ending December 31,
2007	$342,150
2008	42,637
2009 and thereafter	3,367

Total minimum lease payments	388,154
Less amounts represent interest	(17,675)

Total present value of minimum payments	370,479
Less current portion of such obligations	(325,777)

Long-term capital lease obligations, net	$44,702

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Operating lease commitments

The Company has entered into several tenancy agreements for office premises and outlets expiring through 2009. Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $859,112, $660,606 and $634,263, respectively.

The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$358,721
2008	123,840
2009	61,920
2010 and thereafter	—

Note 15 – Convertible Debenture

On October 6, 2006, the Company issued $3,069,895 of senior convertible debentures in a private placement to fourteen accredited investors (“Financing”). The Financing was conducted pursuant to a Securities Purchase Agreement. Maxim Group LLC acted as the lead placement agent with Chardan Capital Markets LLC as the co-placement agent.

Under the terms of the Financing, the debentures are unsecured, bear 8% interest, and mature in three years. The debentures are convertible into a quantity of common stock ranging from approximately 11.6 to 16.0 million shares, depending upon a one-time adjustment to the conversion price, available on October 6, 2007. The initial conversion price of the debentures is $0.24 per share which may be adjusted to equal the volume-weighted average trading price of the Company’s common stock for all trading days during the one year following the closing of the Financing, subject to a maximum conversion price of $0.264 per share, and a minimum conversion price of $0.192 per share (“Conversion Price Collar”). The conversion price of the debentures is also subject to anti- dilution adjustments, within the Conversion Price Collar, in the event the Company sells and issues shares of its common stock for below $0.24 per share. The Company may, at its election, force conversion of the debentures after the first anniversary of the closing, if the volume weighted average trading price of its common stock exceeds $0.48 per share for 30 consecutive trading days, and the average daily trading dollar volume exceeds $350,000. The Company may also redeem the debentures at 125% of the principal amount of the debentures plus accrued unpaid dividends, at any time after the first anniversary of the closing.

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

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The Company also entered into a registration rights agreement, under which it agreed to use its commercially reasonable efforts to register the common stock underlying the convertible debentures and all warrants related to the Financing, within 30 days following the closing. The Company is subject to a monthly penalty of 1% of the offering amount, up to a maximum of 24% for failing to register the shares timely.

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. Through December 31, 2006, $241,106 was amortized and recorded as part of financing expenses.

The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	201.4%
Expected term in years	5
Risk-free interest rate	4.64%
Expected dividend yield	0%

Expected volatilities are calculated using the historical prices of the Company’s common stock and based on the historical volatility of a similar company’s common stock that has similar characteristic in terms of revenue and share price and other factors. The expected term of warrants granted is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

Note 16 – Segment information

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retail segment.

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Information on segments and the reconciliation to income from operations before income taxes are as follows:

Year ended December 31, 2006	Trading	Retail	Consolidated
Total segment revenues	$20,626,380	$51,228,723	$71,855,103
Intersegment revenue	(14,209,649)	(4,500,784)	(18,710,433)

Revenue from external customers	$6,416,731	$46,727,939	$53,144,670

Total segment profits	$514,144	$3,821,966	$4,336,110
Intersegment profits	(42,719)		(42,719)

Income before income taxes	$471,425	$3,821,966	$4,293,391

Included in segment profits:
Depreciation and amortization	$67,770	$156,035	$223,805

Interest expense	$45,774	$—	$45,774

Total segment assets	$8,554,120	$8,233,794	$16,787,914
Intersegment receivables	(2,567,113)	(2,528,940)	(5,096,053)

Total assets	$5,987,007	$5,704,854	$11,691,861

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Year ended December 31, 2005	Trading	Retail	Consolidated
Total segment revenues	$22,837,619	$36,054,114	$58,891,733
Intersegment revenue	(12,743,693)	—	(12,743,693)

Revenue from external customers	$10,093,926	$36,054,114	$46,148,040

Total segment profits	$1,750,084	$2,579,392	$4,329,476
Intersegment profits	(13,136)	—	(13,136)

Income before income taxes	$1,736,948	$2,579,392	$4,316,340

Included in segment profits:
Depreciation and amortization	$48,048	$69,682	$117,730

Interest expense	$40,758	$—	$40,758

Total segment assets	$5,121,931	$6,948,566	$12,070,497
Intersegment receivables	(1,258,594)	—	(1,258,594)

Total assets	$3,863,337	$6,948,566	$10,811,903

Year ended December 31, 2004	Trading	Retail	Consolidated
Total segment revenues	$21,572,991	$27,740,129	$49,313,120
Intersegment revenue	(13,583,200)	—	(13,583,200)

Revenue from external customers	$7,989,791	$27,740,129	$35,729,920

Total segment profits	$546,489	$1,080,680	$1,627,169
Intersegment profits	(39,009)	—	(39,009)

Income before income taxes	$507,480	$1,080,680	$1,588,160

Included in segment profits:
Depreciation and amortization	$28,484	38,327	66,811

Interest expense	$5,564	$—	$5,564

Total segment assets	$2,807,887	$2,872,782	$5,680,669
Intersegment receivables	(936,598)	—	(936,598)

Total assets	$1,871,289	$2,872,782	$4,744,071

ASIAMART, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 17 – Subsequent events

In January 2007, we entered into the loan agreement with Bank of China, Hong Kong for a $257,200 installment loan with effective annual interest rate of 6.75% and 12 installments. This loan was guaranteed by two of the Company’s directors. In March 2007, the Company entered into another loan agreement with a Hong Kong finance company for a $327,930 to purchase equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 2006, we consummated our acquisition of PDD pursuant to the Exchange Agreement. Prior to this, on November 30, 2005, Central Class Holdings Limited acquired majority control of us by purchasing shares from former controlling shareholders, together with the issuance of new shares by us.

Our prior independent registered public accounting firm had been Schumacher & Associates, Inc. On April 19, 2006, we terminated our relationship with Schumacher & Associates following our change in control on November 30, 2005. During the fiscal year ended December 31, 2004, our financial statements did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that such financial statements were prepared assuming we will continue as a going concern. In addition, during the last two fiscal years, including the subsequent interim periods ended March 31, 2006, through the date of termination, there were no disagreements between us and Schumacher & Associates on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Schumacher & Associates, would have caused Schumacher & Associates to make reference to the subject matter of the disagreement in connection with its reports.

On April 19, 2006, the Board of Directors engaged the accounting firm of Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as our independent public accountants to audit our financial statements for the fiscal year ending December 31, 2005. During the fiscal years ended December 31, 2004 and 2005, through April 19, 2006, we did not consult with Moore Stephens regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During our fiscal years ended December 31, 2004 and 2005, through April 19, 2006, we did not consult with Moore Stephens regarding any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Appointment and Resignation of Directors and Officers

In connection with the Exchange Agreement (as more fully described in Item 1.01 of our Current Report on Form 8-K filed with the SEC on June 28, 2006), the Company appointed five new directors to its board of directors. Furthermore, concurrent with the closing of the Exchange Agreement, Mr. Ke Huang, the former Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Secretary of the Company, resigned from these positions. Immediately following the resignation of Mr. Huang, Mr. Ricky Kee Kwong Tsoi was appointed Chief Executive Officer, Mr. Danny Sau Kwong Leung was appointed Chief Operating Officer, Mr. Albert Chi Wai Wong was appointed Chief Financial Officer, and Ms. Anita Mei Kam Yeung was appointed Corporate Secretary, respectively, of the Company. On November 30, 2006, because of personal health reasons, Ricky Kee Kwong Tsoi announced his resignation as our Chief Executive Officer and director of the company. On December 5, 2006, our board of directors appointed Alex Chun Shan Yue as our successor Chief Executive Officer.

Current Management

The following table sets forth the names and ages of our directors and executive officers, as of the date of this report:

Name	Age	Position
Alex Chun Shan Yue	50	Chief Executive Officer and Chairman of the Board of Directors

Danny Sau Kwong Leung	40	Director and Chief Operating Officer

Albert Chi Wai Wong	41	Chief Financial Officer

Anita Mei Kam Yeung	40	Director and Corporate Secretary

Cary Pui Yee Shek	26	Director

Alex Chun Shan Yue has served as the Chairman of the board of directors of our predecessor, Horizon Group, since January 2006, and is currently the Chairman of the board of directors of the Company. Mr. Yue is a co-founder of our predecessor, Horizon Group, of which he has served as a director since 2005. Prior to joining the Company, Mr. Yue served as Chief Executive Officer of China Jewelry Import & Export Limited, a retailer with a focus on Taiwanese and Malaysian outbound tourists, from 1987 to 1994. Since 1992, Mr. Yue has been an entrepreneur in real estate and logistics at his own firm. Mr. Yue has over 21 years of experience in the retail and tourism industry.

Danny Sau Kwong Leung has served as the Chief Operating Officer of our predecessor, Horizon Group, since January 2006, and is currently the Chief Operating Officer and a director of the Company. Prior to this position, Mr. Leung was our sales and operations specialist from 2002 to 2006. Since 2000, Mr. Leung has served as a director of various affiliated operating companies of the Horizon Group, including Raffle Limited, Manigood International Industrial Limited, Max Surplus International Development Limited, and Allied Fine Development Limited. Prior to joining us, Mr. Leung served operations consultant to Chain World Development Ltd., which focused on consumer electronics retailing. Mr. Leung also serves as a director of On Success International Trading Limited, an unaffiliated trading company.

Albert Chi Wai Wong has been appointed as our Chief Financial Officer. Since 1995, Mr. Wong has been a certified public accountant at Albert Wong & Co., an independent public accounting firm based in Hong Kong, of which he is the sole proprietor. From 2000 to the present, Mr. Wong has been a director of P & T Secretaries Limited. Since 2002, Mr. Wong has also acted, and continues to act, as an independent director on the boards of various companies including Shenzhen Guo Ke Sun Shine Biological Technology Limited, Arts Optical International Holdings Limited, Kin Yat Holdings Limited, and Bonjour Holdings Limited. Mr. Wong holds a B.A. in Economics and Accounting from the University of Hong Kong, a law degree from the University of London, and a post-graduate law degree from the University of Hong Kong.

Anita Mei Kam Yeung has served on the board of directors of our predecessor, Horizon Group, since 2006, and is currently our Executive Director and a director on our board of directors. In June 2006, Ms. Yeung was also appointed as Corporate Secretary of the Company. Prior to this position, since 2003 Ms. Yeung served as the Assistant to the Managing Director at Raffle Limited, an operating subsidiary of the Horizon Group, with responsibility for overseeing the company’s administrative functions. Prior to joining us, Ms. Yeung served as an accountant for Chain World Development Ltd. from 2000 to 2003. Ms. Yeung also serves on the board of directors of China Champion Investments (HK) Limited. Ms. Yeung holds a diploma in Accountancy from the University of Hong Kong.

Cary Pui Yee Shek has served on the board of directors of our predecessor, Horizon Group, since January 2006, and is currently our Executive Director with responsibility for overseeing our accounting of subsidiaries and human resources departments. Ms. Shek also serves as a director on our board of directors. Since December 2004, Ms. Shek has served as Assistant General Manager of Max Surplus International Development, a Horizon Group affiliate, with responsibility for overseeing its operations. Since July 2004, Ms. Shek has also served as Assistant General Manager of Manigood International Industrial, a Horizon Group affiliate. Prior to joining us, from September 2003 to June 2004, Ms. Shek served as the Assistant to the Vice Chairman of Good Merit International Enterprise Limited, a subsidiary of Bonjour Cosmetics Wholesale Center Limited, responsible for overseeing the retail operations of the company. Ms. Shek holds a Bachelor of Economics and Finance degree from the University of Hong Kong.

Board of Directors

Our board of directors is currently composed of four members, all of whom are employees. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be between three (3) and seven (7), with the exact number determined from time to time by a majority of our board of directors or stockholders.

Mr. Yue has been elected as the Chairman of the Board of Directors. In this capacity he is responsible for meeting with the executive officers to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the board of directors.

We intend to review and select additional candidates to serve on our board of directors. Currently, none of the directors serving on our board are “independent,” within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity.

Board Committees

As of the date of this report, our board of directors has not appointed an audit committee or compensation committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by these committees are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Director Compensation

Currently we do not pay any compensation to members of our board of directors for their service on the board. However, we intend to review and consider future proposals regarding board compensation.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

For the year ended December 31, 2006, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. Our Board of Directors currently oversees the design and administration of our executive compensation program.

Our current executive compensation program includes the following principal components: (i) base salary, (ii) discretionary annual cash performance-based incentives, (iii) termination/severance and change of control payments, and (iv) perquisites and benefits. We have no immediate plan to include stock option grants as an element of executive compensation.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable; and

•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

•

a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

•

the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, stockholders, and others; and

•	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among stockholders.

Determination of Compensation Awards

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the Board in making its determination for the last fiscal year, our current senior management provided recommendations to the Board regarding the compensation of all executive officers.

Compensation Benchmarking and Peer Group

Our Board did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2006 in setting executive compensation. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our Board regarding our executives’ compensation for fiscal year 2006. As our company grows, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

The principal elements of our executive compensation are:

•	base salary;

•	discretionary annual cash performance-based incentives;

•	long-term incentive plan awards; and

•	perquisites and other compensation.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2006, subject to the provisions of each person’s employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Performance-Based Incentives

Our Board of Directors has discretion to approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Since we do not have a compensation committee, any bonus awards will be generally based on our management’s recommendations and ultimately decided upon by our Board. Our Board of Directors has not yet determined cash bonus levels for our named executive officers for 2006. The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance and for achieving important operational and financial milestones during the fiscal year.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2006. No stock options were held by the named executive officers as of December 31, 2006.

Perquisites and Other Compensation

We do not have any retirement or pension plans in place for any of our named executives. Our named executive officers are eligible for group medical benefits that generally available to and on the same terms as our other employees.

Management’s Role in the Compensation-Setting Process

Our management plays an important role in our compensation-setting process. The most significant aspects of management’s role are evaluating other executive officers’ performances, recommending business performance targets and objectives, and recommending salary levels and option awards. Our management makes recommendations to our Board of Directors regarding our executive’s compensation packages. During this process, management may be asked to provide the Board with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary of cash and other compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2005 by the Chief Executive Officer and each of our other four highest paid executives whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Chun Shan Yue	2004	$34,760	$—	$—	$—	$—	$—	$34,760
Chief Executive Officer (2)	2005	$102,992	$—	$—	$—	$—	$—	$102,992
	2006	$162,432	$—	$—	$—	$—	$—	$162,432

Ricky Kee Kwong Tsoi	2004	$40,233	$—	$—	$—	$—	$—	$40,233
Former Chief Executive Officer (3)	2005	$139,009	$—	$—	$—	$—	$—	$139,009
	2006	$262,185	$—	$—	$—	$—	$—	$262,185

Danny Sau Kwong Leung	2004	$32,883	$—	$—	$—	$—	$—	$32,883
Chief Operating Officer	2005	$131,845	$—	$—	$—	$—	$—	$131,845
	2006	$230,642	$—	$—	$—	$—	$—	$230,642

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 7.7676 Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2006.
(2)	Mr. Yue was appointed by the board of directors to serve as our Chief Executive Officer on December 5, 2006.
(3)	Mr. Tsoi served as our Chief Executive Officer until November 30, 2006, after which Mr. Yue was appointed our successor CEO.

Options

We have not granted any options or stock appreciation rights to our named executive officers during the fiscal year ended December 31, 2006.

Incentive Stock Option Plan and Stock Bonus Plan

Prior to the share exchange transaction, we previously had in place the following plans: (i) 1998 Incentive Stock Option Plan, and (ii) 1998 Stock Bonus Plan (collectively referred to as the “Plans”). As of March 31, 2006, no options or awards were issued and outstanding under these Plans.

Effective June 22, 2006, the board of directors terminated and discontinued the Plans. The board of directors plans to evaluate our need for equity incentive plans, and may institute such plans in the future if the board determines they are needed for compensation of its officers, directors and employees, or that formation of such plans is otherwise in the best interests of the Company.

Director Compensation

We currently do not pay any compensation to our directors for their service on our board.

Indemnification of Officers and Directors

Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit indemnification for liabilities, including reimbursement for expenses incurred, arising under the Securities Act. This indemnification may, however, be unenforceable as against public policy.

As permitted by Delaware law, our certificate of incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware law regarding unlawful dividends and stock purchases; or

•	for any transaction from which the director derived an improper personal benefit.

As permitted by Delaware law, our certificate of incorporation and our bylaws provide that:

•

we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law, so long as such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of our Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful;

•

we are permitted to indemnify our other employees to the extent that we indemnify our officers and directors, unless otherwise required by law, our amended and restated certificate of incorporation, our amended and restated bylaws or other agreements;

•

we are required to advance expenses to our directors and officers incurred in connection with a legal proceeding to the fullest extent permitted by Delaware law, subject to very limited exceptions; and

•	the rights conferred in our bylaws are not exclusive.

We have entered into indemnification agreements with each of our current directors and officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our amended and restated certificate of incorporation and our amended and restated bylaws and to provide additional procedural protections. Currently, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Our board of directors has authorized management to negotiate and obtain directors’ and officers’ liability insurance.

EMPLOYMENT AND SEVERANCE AGREEMENTS

We have employment agreements with Mr. Yue, Mr. Tsoi, Mr. Leung, Mr. Wong and Ms. Yeung. The employment agreements are terminable at will by either the employee or by us upon three months’ prior notice to the other party. The following is a summary of the compensation to be paid under these agreements to our executive officers:

Summary of Compensation Under Employment Agreements

	Annual Compensation
Name and Principal Position	Salary (1)	Bonus (2)	Other annual Compensation (2)
Alex Chun Shan Yue Chief Executive Officer and Chairman of the Board	$296,596	—	—

Ricky Kee Kwong Tsoi Former Chief Executive Officer	$296,983	—	—

Danny Sau Kwong Leung Chief Operating Officer	$205,723	—	—

Albert Chi Wai Wong Chief Financial Officer	$111,369	—	—

Anita Mei Kam Yeung Corporate Secretary	$54,137	—	—

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 7.7676 Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2006.
(2)	As of the date hereof, bonuses and other annual compensation for 2006 have not been determined by the Board of Directors or committee thereof.

Further, the board of directors may award executive officers and other key personnel, including consultants, with option grants and/or bonuses based upon performance. Under our agreements with our executive officers and other key personnel, we may adjust the salaries and benefits payable from time to time at our discretion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006, determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act, for each of the following persons:

•	each of our directors and each of the named officers in the “Management—Executive Compensation” section of this report;

•	all directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to this Offering.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Asiamart, Inc., Room 1508, Peninsula Square, 18 Sung On Street, Hung Hom, Kowloon, Hong Kong. The percentage of class beneficially owned set forth below is based on 24,535,620 shares of common stock outstanding on December 31, 2006.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares beneficially owned	Option Shares	Percentage of Class Beneficially Owned
Ricky Kee Kwong Tsoi (1)	17,174,891	—	70.0%

Danny Sau Kwong Leung	—	—	—

Alex Chun Shan Yue (2)	17,174,891	—	70.0%

Albert Chi Wai Wong	—	—	—

Anita Mei Kam Yeung	—	—	—

Cary Pui Yee Shek	—	—	—

All directors and executive officers as a group (6 persons)	17,174,891	—	70.0%

5% Stockholders:

Forever Rise Holdings Limited (3)	17,174,891	—	70.0%

(1)	Includes 17,174,891 shares of common stock held by Forever Rise Holdings Limited, a British Virgin Islands corporation, of which Mr. Tsoi is a majority stockholder and a director. Mr. Tsoi disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.
(2)	Includes 17,174,891 shares of common stock held by Forever Rise Holdings Limited, of which Mr. Yue is an approximate 12% shareholder and a director. Mr. Yue disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.
(3)	The mailing address of Forever Rise Holdings Limited is Room 402-404, 4/F, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong.

Transfer Agent and Registrar

Our transfer agent and registrar is Continental Stock Transfer and Trust Company. Its address is 17 Battery Place, New York, New York 10004, and its telephone number is (212) 509-4000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreement and Plan of Share Exchange

We became a publicly traded Delaware corporation by means of a share exchange transaction completed on June 28, 2006. WT Holdings Corporation, a Delaware corporation (to be renamed “Asiamart, Inc.”) executed an Agreement and Plan of Share Exchange dated June 22, 2006 (“Exchange Agreement”) with Profits Dreams Development Limited, a company organized and existing under the laws of the British Virgin Islands (“PDD”), the shareholders of PDD, Forever Rise Holdings Limited (“FRHL”) and the FRHL shareholders. Under the Exchange Agreement, we issued shares of is common stock to FRHL in exchange for 100% of the common stock of PDD. As a result of this transaction, FRHL became our majority stockholder, and PDD became our wholly-owned subsidiary. Without giving effect to the issuance of additional shares in the Offering, FRHL holds 70% of our issued and currently outstanding common stock.

A copy of the Exchange Agreement has been filed as Exhibit 2.1 to our current report on Form 8-K filed June 28, 2006, and is available on the SEC’s website at www.sec.gov.

Transactions with Officers, Directors and Affiliates

At December 31, 2005 and 2006, we held trade receivables from related parties, consisting of the following:

	2005	2006
Chain World Development Limited (a company controlled by Mr. Ricky Kee Kwong Tsoi, a former officer and director)	$339,577	—

These trade accounts receivable from related parties arose from sales to those related companies in the ordinary course of business.

Prior to December 31, 2005, our predecessor, Profits Dreams Development Limited, made certain loans to its directors and shareholders. At December 31, 2005 and 2006, amounts due from parties related to PDD consisted of the following:

	2005	2006
Due from directors and shareholders:

Mr. Ricky Kee Kwong Tsoi, Chief Executive Officer	$2,407,834	—

Mr. Alex Chun Shan Yue, Chairman	828,703	—

Mr. Danny Sau Kwong Leung, Chief Operating Officer	79,335	—

Mr. Kay Yiu Choi, a brother of Mr. Ricky Kee Kwong Tsoi	64,500	—

Mr. Ip Chung Sang, a director of the Company’s subsidiary	36,257	—

Mr. Ngan Chun Man, a director of the Company’s subsidiary	11,625	—

LTT Technologies Ltd., a company controlled by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	318,419	—

	$3,746,673	—

Due from related parties:

Max Surplus International Development Limited (see Note 8 to the Consolidated Financial Statements of PDD)	$—	—

Maximum Media Ltd., a company owned by Mr. Ricky Kee Kwong Tsoi and Mr. Alex Chun Shan Yue	4,140	—

Horizon Corporation Limited, intermediate holding company	119,388	—

	$123,528	—

These balances due to or from directors, related parties or companies represented advances to or loans from the respective directors or related parties or companies. These advances and loans bore no interest, were unsecured and had no fixed repayment date.

Subsequent to the end of fiscal year 2005, on January 17, 2006, PDD declared a special dividend of $4,666,180 to its shareholders. Also, on January 17, 2006, all amounts due from directors and officers were paid in full by those directors and officers.

On December 15, 2005, PDD acquired 50% of the outstanding common shares of Max Surplus International Development Limited from Mr. Ricky Kee Kwong Tsoi, a director of PDD, for approximately $201,500, including $8,000 of cash and common stock valued at $193,500. Max Surplus operates a discount shopping center in Hong Kong selling cell phones, small appliances, electronics, cameras and supplies, health and beauty products to tourists from mainland China.

Before the acquisition of Max Surplus International Development Limited, PDD’s sales to Max Surplus amounted to $5,397,182, and PDD’s purchases from Max Surplus amounted to $1,299,554 for the year ended December 31, 2005.

For the years ended December 31, 2006 and 2005, we earned sales revenue from Prince Digital for the amount of $19,892 and $1,197,278, respectively from related company, which is controlled by Mr. Ricky Kee Kwong Tsoi, a former director and a beneficial stockholder.

For the years ended December 31, 2006 and 2005, we earned sales revenue from Top Leader Technology Limited for the amount of $43,989 and $966,985, respectively, a related company which is controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary.

For the years ended December 31, 2006 and 2005, Horizon Corporation Limited, previously an intermediary holding company, charged a service fee of $149,509 and $0, respectively, which is controlled by Mr. Ricky Kee Kwong Tsoi, a former director and beneficial stockholder, and Alex Chun Shan Yue, our CEO and Chairman, and a beneficial stockholder.

On November 24, 2005, PDD signed a sale and purchase agreement with Ms. Cheng Shuk Wan, the spouse of Mr. Ricky Kee Kwong Tsoi, a director of PDD, whereby PDD disposed of a property under capital lease to Ms. Cheng Shuk Wan for $419,250 of cash. The transaction was closed and completed on February 2, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors, Moore Stephens Wurth Frazer and Torbet, LLP, in each of the last two fiscal years, in each of the following categories are:

	2006	2005
Audit fees	$208,227	$120,000
Audit- related fees	—	—
Tax fees	21,856	12,874
All other fees	—	—

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews. Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated financial statements of Asiamart, Inc. are included in Part II, Item 8 of this Report:

Report of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Share Exchange (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed June 28, 2006).

3.1	Certificate of Incorporation dated August 20, 1997 (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB (File No. 0-23859) effective December 30, 1998).

3.2	Amended and Restated Bylaws, dated June 22, 2006 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed June 28, 2006).

3.3	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.4	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.5	Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed May 24, 2006).

3.6	Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective November 24, 2004 (Incorporated by reference to Exhibit 3.6 of Form 10-QSB (File No. 0-23859) for the quarter ended September 30, 2004).

3.7	Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective March 30, 2006 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed June 28, 2006).

10.1	Tenancy Agreement dated September 28, 2005 by and between Wong Yu Lut Julius and Horizon Corporation Limited (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed June 28, 2006).

10.2	Lease commencing August 1, 2004 between Sea Dragon Billiard & Snooker Association Ltd. and Manigood International Industrial Limited (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed June 28, 2006).

10.3	Rental Agreement commencing February 15, 2004 by and between Good Merit International Enterprise Limited and Allied Fine Development Limited (English Translation) (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed June 28, 2006).*

10.4	Duty Free Cooperation Agreement commencing September 2004 by and between Good Merit International Enterprise Ltd. and Manigood International Industrial Limited (English Translation) (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed June 28, 2006).*

10.5	Executive Employment Agreement (Alex Yue) (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed June 28, 2006).

10.6	Executive Employment Agreement (Ricky Tsoi) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed June 28, 2006).

10.7	Executive Employment Agreement (Danny Leung) (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed June 28, 2006).

10.8	Executive Employment Agreement (Albert Wong) (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed June 28, 2006).

10.9	Executive Employment Agreement (Anita Yeung) (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed June 28, 2006).

10.10	Executive Employment Agreement (Cary Shek) (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K filed June 28, 2006).

10.11	Agreement to Cancel Shares (incorporated by reference to Exhibit 10.11 of the current report on Form 8-K filed June 28, 2006).

10.12	Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed October 10, 2006).

10.13	Form of Debenture issued pursuant to the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed October 10, 2006).

10.14	Form of Investor Warrant issued pursuant to the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed October 10, 2006).

10.15	Registration Rights Agreement in connection with the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed October 10, 2006).

10.16	Tenancy Agreement dated September 13, 2006 by and between Max Hon Knight Properties & Investments Limited and Allied Fine Development Limited.

17.1	Letter of Resignation from Ke Huang to the Board of Directors (incorporated by reference to Exhibit 17.1 of the current report on Form 8-K filed June 28, 2006).

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Auditors

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Certain portions of this agreement are subject to a request for confidential treatment, granted pursuant to an order by the Securities and Exchange Commission dated January 9, 2007.

(b) Reports on Form 8-K

Current report on Form 8-K filed on March 22, 2006, in which we announced the departure and appointment of officers and directors.

Current report on Form 8-K filed on April 25, 2006, in which we announced a change in our certifying accountant.

Current report on Form 8-K filed on May 24, 2006, in which we announced entry into a material agreement, sale of unregistered securities, and amendment to our certificate of incorporation.

Current report on Form 8-K filed on June 28, 2006, in which we announced the completion of our reverse acquisition, including entry into a definitive material agreement, completion of acquisition of assets, unregistered sales of equity securities, a change of control, and departure and appointment of officers and directors.

Current report on Form 8-K filed on October 10, 2006, in which we announced the closing of our October 2006 senior convertible debenture financing, including the entry into a material agreement and sale of unregistered securities.

Current report on Form 8-K filed on December 5, 2006, in which we announced the departure of our former CEO and appointment of a successor CEO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong on the 4th day of April 2007.

ASIAMART, INC.

By:	/s/ Alex Chun Shan Yue
Alex Chun Shan Yue Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Alex Chun Shan Yue Alex Chun Shan Yue	Chief Executive Officer and Chairman of the Board of Directors	April 4, 2007

/s/ Danny Sau Kwong Leung Danny Sau Kwong Leung	Chief Operating Officer and Director	April 4, 2007

/s/ Albert Chi Wai Wong Albert Chi Wai Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2007

/s/ Anita Mei Kam Yeung Anita Mei Kam Yeung	Secretary and Director	April 4, 2007

/s/ Cary Pui Yee Shek Cary Pui Yee Shek	Director	April 4, 2007