Form 10-Q
period 2007-03-31
ASIAMART, INC.
filed 2007-05-16
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-30292

ASIAMART, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 1508 Peninsula Square 18 Sung On Street Hunghom, Kowloon, Hong Kong (Address of principal executive offices)	n/a (Zip Code)

(852) 3580-8805 (Registrant’s telephone number, including area code)

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

As of March 31, 2007, the Registrant had 24,598,255 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☑

ASIAMART, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	Unaudited
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$3,267,815	$2,560,304
Trade accounts receivable, net allowance for doubtful accounts of
$30,720 and $19,290 at March 31, 2007 and December 31, 2006, respectively	2,361,687	4,250,898
Inventories	2,523,775	1,042,024
Deposits and prepaid expenses	1,461,823	1,264,949
Other receivables	852,770	560,185
Total current assets	10,467,870	9,678,360

PROPERTY AND EQUIPMENT, net	1,032,352	678,875

OTHER ASSETS:
Long-term loans receivable, net	1,130,776	1,030,617
Long-term rental and utilities deposits	14,029	14,095
Debt issuance costs	263,558	289,914
Total other assets	1,408,363	1,334,626

Total assets	$12,908,585	$11,691,861

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,572,398	$1,681,600
Accrued liabilities	786,359	1,018,409
Customer deposits	10,978	11,184
Due to shareholders	285,221	304,360
Taxes payable	365,041	312,322
Other payable	101,400	102,080
Short term bank loan	214,521	-
Current maturities of long-term debt	813,553	834,035
Total current liabilities	4,149,471	4,263,990

LONG-TERM LIABILITIES:
Deferred tax liabilities	15,435	15,508
Long-term debts	184,176	88,359
Debentures payable, net of discount of $2,572,964 and $2,828,789 as of
March 31, 2007 and December 31, 2006, respectively	481,931	241,106
Total long - term liabilities	681,542	344,973

Total liabilities	4,831,013	4,608,963

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
24,598,255 and 24,535,755 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	2,460	2,454
Additional paid-in-capital	3,470,435	3,455,441
Retained earnings	4,587,950	3,577,445
Accumulated other comprehensive income	16,727	47,558
Total shareholders' equity	8,077,572	7,082,898
Total liabilities and shareholders' equity	$12,908,585	$11,691,861

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
REVENUE
Sales	$16,428,383	$14,421,787
Referral income	426,609	-
Related party	-	19,892
Total Revenue	16,854,992	14,441,679

COST OF SALES	10,190,187	6,920,164

GROSS PROFIT	6,664,805	7,521,515

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,512,364	6,710,590

INCOME FROM OPERATIONS	1,152,441	810,925

OTHER INCOME, net	154,644	439,003

INCOME BEFORE PROVISION FOR INCOME TAXES	1,307,085	1,249,928

PROVISION FOR INCOME TAXES	296,580	191,717

NET INCOME	1,010,505	1,058,211

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(30,831)	(4,252)

COMPREHENSIVE INCOME	$979,674	$1,053,959

BASIC EARNINGS PER SHARE	$0.04	$0.04

DILUTED EARNINGS PER SHARE	$0.04	$0.04

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,570,477	24,535,755

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	27,768,284	24,535,755

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		other
		Par	Paid-in	Retained	comprehensive
	Share	Value	capital	earnings	income (loss)	Totals

BALANCE, December 31, 2005	24,535,755	2,454	385,546	5,079,898	18,611	5,486,509

Net Income				1,058,211		1,058,211
2006 Special Dividend				(4,651,483)		(4,651,483)
Warrants issued						-
Foreign currency translation adjustment					(4,252)	(4,252)
BALANCE, March 31, 2006, (unaudited)	24,535,755	$2,454	$385,546	$1,486,626	$14,359	$1,888,985

Net Income				2,090,819		2,090,819
Warrants issued			1,000,757			1,000,757
Conversion option			2,069,138			2,069,138
Foreign currency translation adjustment					33,199	33,199
BALANCE, December 31, 2006	24,535,755	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

Net Income				1,010,505		1,010,505
Conversion of warrants	62,500	$6	14,994			15,000
Foreign currency translation adjustment					(30,831)	(30,831)
BALANCE, March 31, 2007, (unaudited)	24,598,255	$2,460	$3,470,435	$4,587,950	$16,727	$8,077,572

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,010,505	$1,058,211
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	57,874	42,409
Amortization of debt issuance cost	26,356	-
Amortization of discount on convertible debentures	255,825	-
Loss on sale of assets	-	303
Bad debt expense	11,520	-
(Increase) decrease in assets:
Accounts receivable, trade	1,859,173	(114,303)
Inventories	(1,445,319)	362,679
Deposits, prepaid expenses and other receivables	(498,529)	(712,430)
Increase (decrease) in liabilities:
Accounts payable	(101,430)	(463,196)
Accrued expenses and customers deposit	(227,612)	9,731
Taxes payable	54,213	175,927
Net cash provided by operating activities	1,002,576	359,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in amounts due from shareholders	-	123,432
Decrease in amounts due from related parties	-	3,488,869
Long-term loans to travel agency	(105,041)	-
Proceeds from disposal of property and equipment	-	419,250
Purchase of property and equipment	(88,140)	(48,657)
Net cash used in investing activities	(193,181)	3,982,894

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to shareholders	(17,731)	(364,959)
Payment of dividends	-	(3,884,793)
Proceeds from installment loan	256,180
Repayment of installment loan	(171,088)	(16,516)
Repayment of capital lease obligations	(117,355)	(105,532)
Net cash used in financing activities	(49,994)	(4,371,800)

EFFECT OF EXCHANGE RATE ON CASH	(51,891)	(727)

INCREASE (DECREASE) IN CASH	707,511	(30,302)

CASH, beginning of period	2,560,304	935,138

CASH, end of period	$3,267,815	$904,836

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$13,620	$17,373
Income taxes paid	$243,900	$15,790

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Asiamart, Inc. formerly known as WT Holdings Corporation (the “Company”) is a Delaware corporation which was incorporated under the laws of the State of Delaware on August 25, 1997.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

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

The Company through its five wholly-owned subsidiaries engages in two operating segments, trading and retail. Trading consists of selling products wholesale to other retail operators and retail consists of selling products primarily to tourist through three discount shopping centers in Hong Kong. The following is a list of subsidiaries with 100% ownership as of December 31, 2006. However, one of the shopping centers, Golden Bauhinia Duty Free ceased conducting retail shop business effective October 8, 2006 and hence only two discount shopping centers are operating.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company establishes reserves for the carrying value of inventory for slow moving or potentially obsolete products. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Operating leases

The Company accounts for an operating lease if the lease meets none of the four criteria for a capital lease. Rental payments under operating leases are charged to expense on a straight-line basis over the lease term. Rent holidays are considered in the determining straight-line rent expense for operating leases.

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition)and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Referral income is the income derived from referring customers to other non-directly competitive duty-free shops, of which there is no associated cost of sales. Referral income is determined according to the number of visitors referred during the reporting period and is recognized as occurred.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $46,891 and $63,804 for the three months ended March 31, 2007 and 2006, respectively.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Foreign currency translation

The Company uses the United States dollar (“USD”) for financial reporting purposes. The Company’s subsidiaries maintain their books and accounting records in Hong Kong Dollar ("HK$") as their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and their statements of income and cash flows are translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

Translation adjustments amounted to $16,727 and $47,558 as of March 31, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.81 HK$ to $1.00 USD as compared to $7.78 HK$ at December 31, 2006. The average translation rates applied to income statement and cash flows accounts for the three months ended March 31, 2007 and 2006 were 7.81 HK$ and 7.76 HK$ to $1.00 USD, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions included in the results of operation, total transaction gains amounted to $257,459, and $332,660 for the three months ended March 31, 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented because the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these banks at March 31, 2007 and December 31, 2006 amounted to $3,267,815 and $2,469,756, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Concentrations of credit risk

Financial instruments potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable. Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing assessment of its customers and maintains an allowance for doubtful accounts.

The largest three customers for the quarter ended March 31, 2007 accounted for approximately 1.7%, 1.6% and 1.2%, respectively of the Company’s total revenues. Total receivables from these customers amounted to $694,937, $482,707 and $599,830 as of March 31, 2007. The largest three customers for the quarter ended March 31,2006 accounted for approximately 2.2%, 2.2% and 1.8%, respectively of the Company's total revenues.

The largest three vendors for the quarter ended March 31, 2007 accounted for approximately 63.9%, 6.9% and 5.2%, respectively of the Company’s total purchases. Total payable from these vendors amounted to $561,852 as of March 31, 2007. The largest three vendors for the quarter ended March 31, 2006 accounted for approximately 22.7%, 13.8% and 7.6%, respectively for the Company's total purchases.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. (See Note 2 - Income taxes)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on net income or cash flows.

NOTE 3 - SUPPLEMENTAL CASH FLOW

Income taxes paid for the three months ended March 31, 2007 and 2006 amounted to $243,900 and $15,790, respectively.

Interest expense paid for the three months ended March 31, 2007 and 2006 amounted to $13,620 and $17,373, respectively.

On January 30, 2007, the Company issued 62,500 shares of common stock upon conversion of $15,000 of debentures payable.

On March 14, 2007, the Company entered into a capital lease contract for automatic multi-media office equipment in the amount of $384,000.

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Accounts receivable	$2,362,193	$2,331,622
Amounts due from referral customer	72	1,899,425
Amounts due from credit card company	30,142	39,141
Less: allowance for doubtful accounts	(30,720)	(19,290)
Accounts receivable, net	$2,361,687	$4,250,898

Bad debt expenses amounted to $11,520 and $0 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5 - INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Inventories	$2,780,728	$1,343,134
Less: valuation allowance	(256,953)	(301,110)
Total	$2,523,775	$1,042,024

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The following table represents the changes of provision for obsolete inventories:

	Balance at Beginning of Period	Charged to Costs and Expenses	Recovery	Foreign Currency Exchange Effect	Balance at End of Period
Period ended March 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$301,110	$-	$(43,588)	$(569)	$256,953

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$268,623	$32,229	$-	$258	$301,110

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 6 - LONG-TERM LOANS RECEIVABLE, NET

Long-term loans receivable consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Employee loans unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$33,238	$52,056
Unsecured, non-interest bearing, 2-year term loan to travel agencies	1,097,538	978,561
	1,130,776	1,030,617
Less: Allowance for doubtful accounts	-	-
Total long-term loans receivable, net	$1,130,776	$1,030,617

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, including that acquired under capital leases, consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Leasehold improvements	$467,412	$441,684
Furniture and fixtures	45,700	44,371
Office equipment	818,010	434,887
Motor vehicles	129,072	129,677
	1,460,194	1,050,619
Less: Accumulated depreciation	(427,842)	(371,744)
Property and equipment, net	$1,032,352	$678,875

The Company also leases equipment under non-cancelable capital leases as further discussed in note 14. The amount of capital leases under such arrangements included in these financial statements consisted of the following:

	March 31	December 31,
	2007	2006
	(Unaudited)
Leased equipment	$769,792	$342,323
Leased motor vehicles	84,354	84,750
Accumulated depreciation	(68,170)	(54,779)
Total	$785,976	$372,294

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The depreciation expense amounted to $57,874 and $42,409 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 8 - SHORT TERM BANK LOAN

In January 2007, the Company entered into a loan agreement with Bank of China, Hong Kong for a $257,200 installment loan with effective annual interest rate of 6.75% and 12 installment payments. This loan was guaranteed by two of the Company’s directors. As of March 31, 2007, the amounts outstanding on the loan was $214,521.

NOTE 9 - LONG-TERM DEBTS

	March 31,	December 31,
	2007	2006
	(unaudited)
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company's directors	$-	$12,131

Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors	173,812	218,284

Installment loan from Bank of China, with effective annual interest rate of 6.75%, due December 22, 2007, guaranteed by two of the Company's directors	242,008	321,500

Total	415,820	551,915
Capital lease obligations	581,909	370,479
Total	997,729	922,394
Less Current maturities - loans	(415,820)	(508,258)
Less Current maturities - capital leases	(397,733)	(325,777)
Total long-term debts, net of current maturities	$184,176	$88,359

Interest expense on all long-term loans for the three months ended March 31, 2007 and the year ended December 31, 2006 was $13,620 and $45,774, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Long-term debts

The maturities of the installment loans for the next five years are as follows:

Year ending December 31
2007	$350,246
2008	65,574
2009 and thereafter	-
Total	$415,820

The maturities for capital leases is included with other commitments and contingencies in Note 14.

NOTE 10 - EARNINGS PER SHARE

Earnings per share for the period ended March 31, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 and the one-for-four (1:4) reverse stock split effected on November 30, 2006 had occurred as of the beginning of the earliest period presented.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

	2007	2006
	(unaudited)	(unaudited)
Net income for basic and diluted earnings per share	$1,010,505	$1,058,211

Weighted average shares used in basic computation	24,570,477	24,535,755
Diluted effect of warrants and conversion option	3,197,807	-
Weighted average shares used in diluted computation	27,768,284	24,535,755

Earnings per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

At December 31, 2006, all options and warrants outstanding were included in diluted earnings per share. At March 31, 2007, warrants for the purchase of 1,598,904 shares of common stock (with an exercise price of $1.056) and warrants for the purchase of 255,825 shares of common stock (with an exercise price of $1.056) were excluded from the calculation because of their antidilutive nature.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 11 - INCOME TAXES

The Company conducts all of its business through its subsidiaries in Hong Kong, and, therefore, is currently not subject to any U.S. income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes for three months ended March 31 are as follows:

	2007	2006
	(unaudited)	(unaudited)
Hong Kong profits tax:
Current	$296,580	$191,717
Deferred	-	-

Total	$296,580	$191,717

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2007	2006

U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
Hong Kong statutory rate	17.5%	17.5%
Other	5.2%	(2.2%)
Effective income tax rate	22.7%	15.3%

NOTE 12 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2007 and 2006, the Company earned sales revenue from Prince Digital in the amount of $0 and $19,892, respectively. Prince Digital is controlled by Mr. Tsoi Kee Kwong Ricky, a director and shareholder of the Company.

For the three months ended March 31, 2007 and 2006, Horizon Corporation Limited, a previous intermediate holding company, charged a service fee of $0, and $81,516, respectively. Horizon Corporation Limited is controlled by Mr. Tsoi Kee Kwong Ricky, and Mr. Yue Chun Shan Alex, directors and stockholders of the Company.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 13 - OTHER INCOME

Other income consisted of the following:

	2007	2006
	(unaudited)	(unaudited)
Income from concessionaire sales	$159,873	$94,869
Rental income	3,843	3,867
Transaction gain	257,459	332,660
Interest income	6,613	1,772
Loss on disposal of property and equipment	-	(303)
Finance costs	(329,804)	(17,373)
Other	56,660	23,511
Total	$154,644	$439,003

Transaction gain is a result of converting Chinese Yuan (“Renminbi”) to Hong Kong Dollars. Finance costs included $255,825 of amortization of the discount on the debentures payable and $60,359 interest expense on the convertible debenture note.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Capital leases

The Company entered into several capital leases for office equipment and motor vehicles expiring through 2011, interest rates vary from approximately 4.28% to 11.48%. Total interest expense for the three months ended March 31, 2007 and the year ended December 31, 2006, amounted to $10,923 and $40,957, respectively.

The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of December 31:

Period ending December 31,
2007	$353,486
2008	219,919
2009	45,757
2010	1,387
2011	578
Total minimum lease payments	621,127
Less amounts represent interest	(39,218)
Total present value of minimum payments	581,909
Less current portion of such obligations	(397,733)
Long-term capital lease obligations, net	$184,176

Operating lease commitments

The Company entered into several tenancy agreements for office premises and outlets expiring through 2009. Total rent expense for the three months ended March 31, 2007 and 2006 amounted to $96,739 and $58,570, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$261,983
2008	123,840
2009	61,920
2010 and thereafter	-
$447,743

NOTE 15 - DEBENTURES PAYABLE

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

The conversion price of the debentures is also subject to anti-dilution adjustments, within the Conversion Price Collar, in the event the Company sells and issues shares of its common stock for below $0.24 per share. The Company may, at its election, force conversion of the debentures after the first anniversary of the closing, if the volume weighted average trading price of its common stock exceeds $0.48 per share for 30 consecutive trading days, and the average daily trading dollar volume exceeds $350,000. The Company may also redeem the debentures at 125% of the principal amount of the debentures plus accrued unpaid dividends, at any time after the first anniversary of the closing.

In connection with the Financing, on October 6, 2006 the Company issued warrants to investors that are exercisable up to approximately 8 million shares of common stock of the Company with an exercise price ranging from $0.2112 to $0.2904 per share. The exercise price is adjustable based upon the conversion price of the debentures. The warrants are exercisable for a five-year period commencing on October 6, 2006. The Company also agreed to issue, in connection with the Financing, a warrant to the lead placement agent for the purchase of up to 1,279,123 shares of common stock of the Company, with an exercise price ranging from $0.2112 to $0.2904 per share.

On January 30, 2007, warrants were exercised for 62,500 shares of common stock at an exercise price, paid in cash, of $0.24 per share.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. For the three months ended March 31, 2007, $255,825 was amortized and recorded as part of financing costs.

The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	201.4%
Expected term in years	5
Risk-free interest rate	4.64%
Expected dividend yield	0%

Expected volatilities are calculated using the historical prices of the Company's common stock and based on the historical volatility of a similar company’s common stock that has similar characteristic in terms of revenue and share price and other factors. The expected term of warrants granted is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 16 - SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retail segment.

Information on segments and the reconciliation to income from operations before income taxes are as follows:

Three months ended March 31, 2007 (unaudited)	Trading	Retail	Consolidated

Total segment revenues	$4,468,950	$16,449,842	$20,918,792
Intersegment revenue	(3,344,946)	(718,854)	(4,063,800)
Revenue from external customers	$1,124,004	$15,730,988	$16,854,992

Total segment profits	$214,978	$1,126,512	$1,341,490
Intersegment profits	(34,405)	-	(34,405)
Income before income taxes	$180,573	$1,126,512	$1,307,085

Included in segment profits:
Depreciation and amortization	$16,881	$40,993	$57,874
Interest expense	$-	$13,620	$13,620

Total segment assets	$8,818,083	$14,487,889	$23,305,972
Intersegment receivables	(5,421,308)	(4,976,079)	(10,397,387)
Total assets	$3,396,775	$9,511,810	$12,908,585

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Three months ended March 31,2006 (unaudited)	Trading	Retail	Consolidated

Total segment revenues	$5,385,336	$13,217,156	$18,602,492
Intersegment revenue	(4,160,813)	-	(4,160,813)
Revenue from external customers	$1,224,523	$13,217,156	$14,441,679

Total segment profits	$374,025	$870,012	$1,244,037
Intersegment profits	5,891	-	5,891
Income before income taxes	$379,916	$870,012	$1,249,928

Included in segment profits:
Depreciation and amortization	$13,080	$29,329	$42,409
Interest expense	$17,373	$-	$17,373

Total segment assets	$2,982,103	$4,998,387	$7,980,490
Intersegment receivables	(817,518)	-	(817,518)
Total assets	$2,164,585	$4,998,387	$7,162,972

NOTE 17 - SUBSEQUENT EVENTS

In April 2007, the Company entered into a loan agreement with Dah Sing Bank, Hong Kong for a $128,200 installment loan with effective annual interest rate of 11% and 24 installments. This loan was guaranteed by two of the Company’s directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Asiamart” or the “Registrant” refer to Asiamart, Inc., a Delaware corporation.

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

We own and operate two trading subsidiaries - Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our product from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 14 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macau, for repair. We mark receipts for our products with a special symbol to denote our guarantee that the product authentic and sourced directly from the manufacturer or an authorized dealer.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories. We value inventory at the lower of cost or market, using the first-in, first-out or weighted average basis method, and regularly review the book value of discontinued product lines and stock keeping units to determine if these items are properly valued. If the market value of the product is less than cost, management will write down the related inventory to the estimated net realizable value. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on the company’s results of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2007.

Sales. For the three months ended March 31, 2007, our overall sales increased 17.4% from $14.4 million to $16.9 million relative to the three months ended March 31, 2006. For the first quarter of 2007, $6.3 million in sales resulted from watches, a new addition to our product line. Of the remaining $10.6 million in sales, approximately $9.0 were sales generated by our retail segment (excluding watches), $1.1 million was generated from our trading segment, and $0.4 million was referral income. Since January 2007, we began cooperating with a watch retailer in Hong Kong in January 2007, in an arrangement in which we merchandized some high-value watches and sold them through our cooperating watch retailer’s store on a consignment basis. We earned net income on these watch sales, after all relevant expenses and commissions to our cooperating watch retailer, and those expenses were reflected in our cost of sales. The profit margin from our watch sales was about 10%. Excluding watch sales, the remainder of our retail segment generated $9.0 million in sales. The number of customer visits to our stores for the first three months ended March 31, 2007 dropped from 191,851 to 109,695, a decrease of 42.8%, compared with the same quarter in 2006. Although the number of customer visits declined, the average spending per capita increased from $74 in the fourth quarter 2006 to $82 in the first quarter of 2007, as a result of our continued focus on quality customers and a shift toward more first-time visitors from higher income cities. In addition, we diversified our income sources and derived referral income by introducing tourists to other retailers that do not directly compete with us. For the three months ended March 31, 2007, we earned referral income of $0.4 million, which partially offset a reduction in retail sales.

Cost of Sales. Cost of sales increased from $6.9 million for the three months ended March 31, 2006 to $10.2 million for the three months ended March 31, 2007, representing an increase of 47.8%. The increase of cost of sales was mainly due to the addition of watches to our product line. For watch sales considered alone, the cost of watch sales was $5.7 million and the profit margin was about 10%. Excluding the cost of sales from watches, and for purposes of comparison of our cost of sales in the same period in the prior year, all of our other cost of sales was $4.5 million. Our overall gross profit margin declined by 12.6%, from 52.1% for the three months ended March 31, 2006 to 39.5% for the same period in 2007. However, if the effect of watch sales is excluded, our gross profit margin with respect to all other parts of our business improved from 52.1% to 55.1% over the first quarter of 2006 and 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $6.7 million for the three months ended March 31, 2006 to $5.5 million for the same period in 2007. Our selling expenses decreased from $4.4 million for the three months ended March 31, 2006 to $3.7 million for the three months ended March 31, 2007. During the second half of 2006, we began to develop referral income by introducing our customers to other non-directly competitive retailers, which has increased our selling expenses. As a percentage of retail sales, our selling expenses increased to 40.7% for the three months ended March 31, 2007 from 33.4% for the same period in 2006. In order for travel agents and operator to accept an arrangement in which we refer our customers to non-directly competitive retailers, we paid increased commissions to travel agents and operators. The increase in our selling costs is due in part to the increased commissions that we paid to these travel agents and operators.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another significant source of other income was from concessionaire sales, which was expanded to two shops in the first quarter 2007 comparing to only one shop in the same period of 2006. On the other hand, higher finance costs were incurred due to issuing convertible debentures in October 2006. Financing costs included $255,825 of amortization of the discount on the debentures payable and $60,359 interest expenses on our convertible debentures issued in October of 2006. As a result, total other income decreased from $0.4 million for the three months ended March 31, 2006 to $0.2 million for the same period in 2007.

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

Trading Segment

Segment sales and profit for the Company’s Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first quarter of 2007 decreased 8.3%, from $1.2 million for three month period ended March 31, 2006 to $1.1 million for the same period in 2007.

Total segment profit as a percentage of sales for the Trading Segment was 16.1% for the three month ended March 31, 2007, as compared to 31.0% for the same period in 2006. The decrease in total segment profit as a percentage of sales resulted from setting lower profit margin to external customers due to keen competition in the market for the first quarter of 2007.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first quarter of 2007 increased 18.9%, from $13.2 million for three month period ended March 31, 2006 to $15.7 million for the same period in 2007. The increase in revenues was because sales of watches contributed $6.3 million revenue and referral income of $0.4 million was generated for the first quarter of 2007. The sales in relation to normal operation was $9.0 million.

Total segment profit as a percentage of sales for the Retail Segment was 7% for both the three month period ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Cash Flows. For the three month period ended March 31, 2007, net cash flow provided by operations was $1,002,577. The increase in net cash flow provided by operations in 2007 was due to a decrease in trade receivables. We collected almost all trade receivables derived from referral income in the first quarter of 2007.

Net cash flow used in investing activities in the first quarter of 2007 was $193,181, which was primarily due to an increase in loans to travel agents and operators.

Net cash flow used in financing activities was $49,994 mainly because we repaid certain capital lease obligations and installment loans.

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

The following tables summarize our contractual obligations as of March 31, 2007, and the effect of these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	416	350	66	—	—

Capital Lease Obligations	621	353	268	—	—

Operating Leases	448	262	186	—	—

Total Contractual Obligations:	1,485	965	520	—	—

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2007, we had approximately $3.3 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar, and currently has an exchange rate of 7.75 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the section titled “Risk Factors - Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

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

Not applicable.

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

Reports on Form 8-K

On January 5, 207, we filed a current report on Form 8-K/A in order to amend our 8-K filed on June 28, 2006, and to make certain exhibits available, including a rental agreement and a duty free cooperation agreement.

On March 20, 2007, we filed a current report on Form 8-K in order to make the contents of a recent investor presentation publicly available, by including it as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the Undersigned, thereunto duly authorized.

ASIAMART, INC. a Delaware corporation

Dated: May 16, 2007	By:	/s/ Alex Yue
Alex Yue President and Chief Executive Officer (principal executive officer)

Dated: May 16, 2007	By:	/s/ Albert Wong
Albert Wong Chief Financial Officer (principal financial and accounting officer)