Form 10-Q
period 2007-06-30
ASIAMART, INC.
filed 2007-08-20
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

(852) 3580-8808 (Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 17, 2007, the Registrant had 24,598,344 shares of Common Stock outstanding.

ASIAMART, INC.

PART I.	FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$625,180	$2,560,304
Trade accounts receivable, net allowance for doubtful accounts of $31,029 and $19,290 and net of allowance for sales returns of $230,220 and $0 as of June 30, 2007 and December 31, 2006, respectively	2,112,486	4,250,898
Inventories	4,136,048	1,042,024
Due from related parties	333	-
Deposits and prepaid expenses	2,801,671	1,264,949
Other receivables	741,009	560,185
Total current assets	10,416,727	9,678,360

PROPERTY AND EQUIPMENT, net	967,295	678,875

OTHER ASSETS:
Long-term loans receivable	1,183,073	1,030,617
Long-term rental and utilities deposits	14,018	14,095
Debt issuance costs	237,203	289,914
Total other assets	1,434,294	1,334,626

Total assets	$12,818,316	$11,691,861

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,205,285	$1,681,600
Accrued liabilities	970,022	1,018,409
Customer deposits	10,829	11,184
Due to shareholders	284,999	304,360
Taxes payable	281,460	312,322
Other payable	101,118	102,080
Short term bank loan	151,305	-
Current maturities of long-term debt and leases	667,489	834,035
Total current liabilities	4,672,507	4,263,990

LONG-TERM LIABILITIES:
Deferred tax liabilities	15,423	15,508
Long-term debt, net of current maturities	189,064	88,359
Debentures payable, net of discount of $2,317,139 and $2,828,789 as of June 30, 2007 and December 31, 2006, respectively	752,756	241,106
Total long - term liabilities	957,243	344,973

Total liabilities	5,629,750	4,608,963

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,598,255 and 24,535,755 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	2,460	2,454
Additional paid-in-capital	3,470,435	3,455,441
Retained earnings	3,666,416	3,577,445
Accumulated other comprehensive income	49,255	47,558
Total shareholders' equity	7,188,566	7,082,898
Total liabilities and shareholders' equity	$12,818,316	$11,691,861

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Sales	$12,540,700	$15,511,929	$29,133,066	$29,933,716
Referral income	-	-	426,342	-
Related party	496,753	43,989	496,753	63,881
Total Revenue	13,037,453	15,555,918	30,056,161	29,997,597

COST OF SALES	9,984,436	6,969,012	20,174,623	13,889,176

GROSS PROFIT	3,053,017	8,586,906	9,881,538	16,108,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,719,213	8,033,234	9,231,577	14,743,824

(LOSS) INCOME FROM OPERATIONS	(666,196)	553,672	649,961	1,364,597

OTHER (LOSS) INCOME, net	(339,012)	315,352	(348,084)	754,355

INCOME BEFORE PROVISION FOR INCOME TAXES	(1,005,208)	869,024	301,877	2,118,952

(INCOME TAX BENEFIT) PROVISION FOR INCOME TAXES	(83,674)	268,939	212,906	460,656

NET INCOME	(921,534)	600,085	88,971	1,658,296

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(15,030)	(4,096)	1,697	(8,348)

COMPREHENSIVE INCOME	$(936,564)	$595,989	$90,668	$1,649,948

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.037)	$0.024	$0.004	$0.068
DILUTED	$(0.037)	$0.024	$0.003	$0.068

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,598,255	24,535,755	24,584,366	24,535,755
DILUTED	24,598,255	24,535,755	27,733,215	24,535,755

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		other
		Par	Paid-in	Retained	comprehensive
	Shares	value	capital	earnings	income	Totals
BALANCE, December 31, 2005	24,535,755	$2,454	$385,546	$5,079,898	$18,611	$5,486,509

Net Income				1,658,296		1,658,296
2006 Special Dividend				(4,666,180)		(4,666,180)
Foreign currency translation adjustment					(8,348)	(8,348)
BALANCE, June 30, 2006, (unaudited)	24,535,755	$2,454	$385,546	$2,072,014	$10,263	$2,470,277

Net Income				1,505,431		1,505,431
Warrants issued			1,000,757			1,000,757
Conversion option			2,069,138			2,069,138
Foreign currency translation adjustment					37,295	37,295
BALANCE, December 31, 2006	24,535,755	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

Net Income				88,971		88,971
Conversion of warrants	62,500	$6	14,994			15,000
Foreign currency translation adjustment					1,697	1,697
BALANCE, June 30, 2007, (unaudited)	24,598,255	$2,460	$3,470,435	$3,666,416	$49,255	$7,188,566

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,971	$1,658,296
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	149,761	91,550
Amortization of debt issuance cost	52,708	-
Amortization of discount on convertible debentures	511,656	-
Loss on sale of assets	-	303
Bad debt expense	11,844	-
Sales return allowance	230,220	-
(Increase) decrease in assets:
Trade accounts receivable	1,884,465	(356,904)
Inventories	(3,057,259)	57,411
Due from related party	(333)
Deposits, prepaid expenses and other receivables	(1,740,271)	(202,884)
Increase (decrease) in liabilities:
Accounts payable	402,849	(259,001)
Accrued liabilities and customer deposits	(49,156)	(4,087)
Taxes payable	(29,162)	444,863
Other payable	8,977	-
Net cash (used in) provided by operating activities	(1,534,732)	1,429,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds in amounts due from shareholders	-	123,451
Proceeds in amounts due from related parties	(20,060)	3,744,349
Long-term loans to staff	12,790	-
Long-term loans to travel agency	(11,255)	-
Decrease in notes and loans receivables	(138,006)	-
Proceeds from disposal of property and equipment	-	464,974
Purchase of property and equipment	(115,730)	(315,010)
Net cash (used in) provided by investing activities	(272,261)	4,017,764

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on amounts due to related parties	108,916	(201,929)
Payment of dividends	-	(4,666,904)
Proceeds from short term loan	127,900	-
Repayment of short term loan	(104,495)	-
Proceeds from installment loan	255,800	-
Repayment of installment loan	(258,485)	(33,470)
Proceeds from capital lease	-	356,389
Repayment of capital lease obligations	(249,156)	(256,848)
Net cash used in financing activities	(119,520)	(4,802,762)

EFFECT OF EXCHANGE RATE ON CASH	(8,611)	(3,273)

(DECREASE) INCREASE IN CASH	(1,935,124)	641,276

CASH, beginning of the period	2,560,304	935,138

CASH, end of period	$625,180	$1,576,414

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$160,793	$27,368
Income taxes paid	$243,900	$15,793

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

The Company through its 5 wholly-owned subsidiaries engages in two operating segments, trading and retail. Trading consists of selling products wholesale to other retail operators and retail consists of selling products primarily to tourist through three discount shopping centers in Hong Kong.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

The following is a list of subsidiaries with 100% ownership as of June 30, 2007. However, one of the shopping centers, Golden Bauhinia Duty Free ceased conducting retail shop business effective October 8, 2006 and hence only two discount shopping centers are operating.

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business

1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a discount shopping center in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19, 2003	Operating a discount shopping center in Hong Kong

5	Max Surplus International Development Limited	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Fomerly operated a discount shopping center in Hong Kong

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company establishes reserves for the carrying value of inventory for slow-moving or potentially obsolete products. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

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

Sales revenue is recognized net of sales discount and sales return and allowances. Generally, customers may return merchandise within 180 days of purchase. Revenues are recognized net of expected returns, based upon management’s experience. As of June 30, 2007 and December 31, 2006, allowance of sales returns amounted to $230,220 and $0, respectively.

Referral income is the income derived from referring customers to other non-directly competitive duty-free shops of which there is no associated cost of sales. Referral income is determined according to the number of visitors referred during the reporting period and recognized as occurred.

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $88,086 and $134,995 for the six months ended June 30, 2007 and 2006, respectively. Total contributions amounted to $41,195 and $71,191 for the three months ended June 30, 2007 and 2006, respectively.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The common stock equivalents for the convertible debt and for all warrants are anti-dilutive since there is an operating loss for the three months ended June 30, 2007. They are excluded from the earnings per share calculation.

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

Translation adjustments amounted to $49,225 and $47,558 as of June 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.82 HK$ to $1.00 USD as compared to $7.78 HK$ at December 31, 2006. The average translation rates applied to income statement and cash flows accounts for the six months ended June 30, 2007 and 2006 were 7.81 HK$ and 7.76 HK$ to $1.00 USD, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions included in the results of operation, total transaction gains amounted to $425,373, and $742,359 for the six months ended June 30, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, capital lease obligations, and installment loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented because the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these accounts at June 30, 2007 and December 31, 2006 amounted to $586,010 and $2,469,756, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Financial instruments potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable. Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing assessment of its customers and maintains an allowance for doubtful accounts.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

The three largest customers for the quarter ended June 30, 2007 accounted for approximately 1.7%, 1.4% and 1.3%, respectively of the Company’s total revenues. Total receivables from these customers amounted to $641,905, $577,406 and $545,216 as of June 30, 2007. The three largest customers for the quarter ended June 30, 2006 accounted for approximately 2.4%, 1.9% and 1.1%, respectively of the Company's total revenues.

The three largest vendors for the quarter ended June 30, 2007 accounted for approximately 13.8%, 10.9% and 7.8%, respectively of the Company’s total purchases. Total payable from these vendors amounted to $517,768 as of June 30, 2007. The three largest vendors for the quarter ended June 30, 2006 accounted for approximately 10.5%, 5.6% and 4.4%, respectively for the Company's total purchases.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Supplemental cash flow

Income taxes paid for the six months ended June 30, 2007 and 2006 amounted to $243,900 and $15,793, respectively.

Interest expense paid for the six months ended June 30, 2007 and 2006 amounted to $160,793 and $27,368, respectively.

On January 30, 2007, the Company issued 62,500 shares of common stock upon conversion of $15,000 of debentures payable.

On March 14, 2007, the Company entered into a capital lease contract for office equipment in the amount of $326,145.

Note 4 - Trade accounts receivable

Trade accounts receivable consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accounts receivable	$2,369,478	$2,331,622
Amounts due from referral customer	-	1,899,425
Amounts due from credit card company	4,257	39,141
Less: allowance for doubtful accounts	(31,029)	(19,290)
allowance for sales return	(230,220)	-
Accounts receivable, net	$2,112,486	$4,250,898

Bad debt expenses amounted to $11,844 and $0 for the six months ended June 30, 2007 and 2006, respectively. Bad debt expenses amounted to $333 and $0 for the three months ended June 30, 2007 and 2006, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 5 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Inventories	$4,392,801	$1,343,134
Less: valuation allowance	(256,753)	(301,110)
Total	$4,136,048	$1,042,024

The following table represents the changes of provision for obsolete inventories:

	Balance at Beginning of Period	Charged to Costs and Expenses	Recovery	Foreign Currency Exchange Effect	Balance at End of Period
Period ended June 30, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$301,110	$-	$(42,719)	$(1,638)	$256,753

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$268,623	$32,229	$-	$258	$301,110

Note 6 - Long-term loans receivable

Long-term loans receivable consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Employee loans unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$20,060	$52,056
Unsecured, non-interest bearing, 2-year term loan to travel agencies	1,163,013	978,561
	1,183,073	1,030,617
Less: Allowance for doubtful accounts	-	-
Total long-term loans receivable	$1,183,073	$1,030,617

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 7 - Property and equipment

Property and equipment including those acquired under capital leases, consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Leasehold improvements	$503,959	$441,684
Furniture and fixtures	45,824	44,371
Office equipment	786,745	434,887
Motor vehicles	128,972	129,677
	1,465,500	1,050,619
Less: Accumulated depreciation	(498,205)	(371,744)
Property and equipment, net	$967,295	$678,875

The depreciation expense amounted to $126,461 and $56,294 for the six months ended June 30, 2007 and 2006, respectively. The depreciation expense amounted to $68,587 and $13,885 for the three months ended June 30, 2007 and 2006, respectively.

The Company also leases equipment under non-cancelable capital leases as further discussed in note 14. The amount of capital leases under such arrangements included in these financial statements consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Leased equipment	$769,792	$342,323
Leased motor vehicles	84,354	84,750
Accumulated depreciation	(81,561)	(54,779)
Total	$772,585	$372,294

Note 8 - Short term bank loan

In January 2007, the Company entered into a loan agreement with Bank of China, Hong Kong for a $255,800 installment loan with effective annual interest rate of 6.75% and 12 installment payments. This loan was guaranteed by two of the Company’s directors. As of June 30, 2007, the amount outstanding on the loan was $151,305. Interest expense on the short-term loan for the six months ended June 30, 2007 amounted to $6,031. Interest expense amounted to $3,015 for the three months ended June 30, 2007.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 9 - Long-term debt, net of current maturities

	June 30,	December 31,
	2007	2006
	(Unaudited)
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company's directors	$-	$12,131

Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors	130,257	218,284

Installment loan from Bank of China, with effective annual interest rate of 6.75%, due December 22, 2007, guaranteed by two of the Company's directors	162,565	321,500

Installment loan from Dah Sing Bank, with effective annual interest rate of 11%, due April 18, 2009, guaranteed by two of the Company's directors	118,279	-

Total	411,101	551,915
Capital lease obligations	445,452	370,479
Total	856,553	922,394
Less Current maturities - loans	(354,388)	(508,258)
Less Current maturities - capital leases	(313,101)	(325,777)
Total long-term debts, net of current maturities	$189,064	$88,359

Interest expense on all long-term loans for the six months ended June 30, 2007 and the year ended December 31, 2006 was $18,293 and $45,774, respectively. Interest expense amounted to $4,673 for the three months ended June 30, 2007.

The maturities of the installment loans for the next five years are as follows:

Period ending December 31,
2007	$279,344
2008	108,449
2009	23,308
Thereafter	-
Total	$411,101

The maturities for capital leases are included with other commitments and contingencies in Note 14.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 10 - Earnings per share

Earnings per share for the period ended June 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 and the one-for-four (1:4) reverse stock split effected on November 30, 2006 had occurred as of the beginning of the earliest period presented.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income for basic and diluted earnings per share	$(921,534)	$600,085	$88,971	$1,658,296

Weighted average shares used in basic computation	24,584,366	24,535,755	24,584,366	24,535,755
Diluted effect of warrants and conversion option	-	-	3,148,849	-
Weighted average shares used in diluted computation	24,584,366	24,535,755	27,733,215	24,535,755

Earnings per share:
Basic	$(0.037)	$0.024	$0.004	$0.068
Diluted	$(0.037)	$0.024	$0.003	$0.068

At June 30, 2006, all options and warrants outstanding were included in diluted earnings per share. At June 30, 2007, 1,598,904 warrants (whose exercise price is $1.056 and 255,825 warrants (whose exercise price is $1.056) were excluded from the calculation because of their antidilutive nature.

On October 6, 2006, the Company issued warrants to investors that are exercisable up to approximately 8 million shares of common stock of the Company with an exercise price ranging from $0.2112 to $0.2904 per share. The warrants are excluded from the three months earnings per share calculation because of their anti-dilutive nature.

Note 11 - Income taxes

The Company conducts all of its business through its subsidiaries in Hong Kong and, therefore, is currently not subject to any U.S. income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Significant components of the provision for income taxes for three months and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hong Kong profit tax:
Current	$(83,674)	$268,939	$212,906	$460,656
Deferred	-	-	-	-

Total	$(83,674)	$268,939	$212,906	$460,656

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2007		2006

U.S. Statutory rate	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
Hong Kong statutory rate	17.5%		17.5%
Other	5.2%		(2.2%	)
Effective income tax rate	22.7%		15.3%

Note 12 - Related party transactions

For the six months ended June 30, 2007 and 2006, the Company earned sales revenue from Prince Digital and another related party in the amount of $496,753 and $63,881, respectively. For the three months ended June 30, 2007 and 2006, the Company earned sales revenue from Prince Digital and another related in the amount of $496,753 and $43,989, respectively. Prince Digital is controlled by Mr. Tsoi Kee Kwong Ricky, a former officer and director of the Company until his resignation in November 2006 and a current shareholder of the Company.

For the six months ended June 30, 2007 and the three months ended June 30, 2007, Horizon Corporation Limited, a previous intermediate holding company, charged a service fee of $143,220 and $61,704, respectively. Horizon Corporation Limited is controlled by Mr. Tsoi Kee Kwong Ricky and Chun Shan Yue Alex, an officer, director, and shareholder of the Company.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 13 - Other (Loss) income

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Transaction gain	$167,914	$310,963	$425,373	$742,359
Interest income	3,200	1,776	9,813	3,548
Loss on disposal of property and equipment	-	-	-	(303)
Finance costs	(463,929)	(9,995)	(793,733)	(27,368)
Other Income	13,366	12,608	70,026	36,119
Other Expense	(59,563)	-	(59,563)	-
Total	$(339,012)	$315,352	$(348,084)	$754,355

Transaction gain is a result of converting monies received from customers in Chinese Yuan (“Renminbi”) to Hong Kong Dollars. For the three months and six months ended June 30, 2007, finance costs included $308,536 and $564,361 of amortization of the discount and issuance cost on the debentures payable, and $63,885 and $124,244 interest expense on the convertible debenture note and other bank charges.

Note 14 - Commitments and contingencies

Capital leases

The Company entered into several capital leases for office equipment and motor vehicles expiring through 2011, interest rates vary from approximately 4.25% to 11.48%. Total interest expense for the six months ended June 30, 2007 and the year ended December 31, 2006, amounted to $18,256 and $40,957, respectively. The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of June 30, 2007:

Period ending December 31,
2007	$205,898
2008	219,747
2009	45,721
2010	1,386
2011	575
Total minimum lease payments	473,327
Less amounts represent interest	(27,875)
Total present value of minimum payments	445,452
Less current portion of such obligations	(313,101)
Long-term capital lease obligations, net	$132,351

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Operating lease commitments

The Company entered into several tenancy agreements for office premises and outlets expiring through 2009. Total rent expense for the six months ended June 30, 2007 and 2006 amounted to $206,290 and $349,516, respectively.

The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Period ending December 31,
2007	$438,297
2008	307,747
2009	76,937
2010 and thereafter	-
$822,981

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. For the six months ended June 30, 2007, $511,650 was amortized and recorded as part of financing costs. For the three months ended June 30, 2007, $265,825 was amortized.

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

On January 30, 2007, the Company issued 62,500 shares of common stock upon conversion of $15,000 of debentures payable, at $0.24 per share.

Note 16 - Segment information

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retail segment.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Information on segments and the reconciliation to income from operations before income taxes are as follows:

Six months ended June 30, 2007	Trading	Retail	Consolidated
(Unaudited)
Total segment revenues	$8,727,093	$29,150,698	$37,877,791
Intersegment revenue	(6,276,747)	(1,544,883)	(7,821,630)
Revenue from external customers	$2,450,346	$27,605,815	$30,056,161

Total segment profits	$47,527	$367,748	$415,275
Intersegment profits	(90,710)	(22,688)	(113,398)
Income before income taxes	$(43,183)	$345,060	$301,877

Included in segment profits:
Depreciation and amortization	$36,887	$89,574	$126,461
Interest expense	$98,671	$62,122	$160,793

Total segment assets	$9,402,945	$17,246,432	$26,649,377
Intersegment receivables	(5,989,789)	(7,841,272)	(13,831,061)
Total assets	$3,413,156	$9,405,160	$12,818,316

Six months ended June 30, 2006	Trading	Retail	Consolidated
(Unaudited)
Total segment revenues	$11,358,497	$27,085,967	$38,444,464
Intersegment revenue	(8,779,360)	-	(8,779,360)
Revenue from external customers	$2,579,137	$27,085,967	$29,665,104

Total segment profits	$808,164	$2,171,489	$2,979,653
Intersegment profits	(4,834)	-	(4,834)
Income before income taxes	$803,330	$2,171,489	$2,974,819

Included in segment profits:
Depreciation and amortization	$31,795	$59,755	$91,550
Interest expense	$27,368	$-	$27,368

Total segment assets	$3,160,994	$5,499,346	$8,660,340
Intersegment receivables	(916,960)	-	(916,960)
Total assets	$2,244,034	$5,499,346	$7,743,380

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Asiamart” or the “Registrant” refer to Asiamart, Inc., a Delaware corporation.

Overview

We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China. We offer this captive group of tourists discount prices on selected international brands on a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products, and optical instruments, producing a high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provide us with volume purchasing power, and we also benefit from the relatively low overhead of our shopping centers strategically located in low to moderate rent districts.

Virtually all of our customers are directed to our shopping centers by various mainland Chinese travel companies and travel tour operators. Through our relationships with over 100 of these Chinese travel companies and tour operators, our shopping centers received an average of over 1,800 visitors per day in 2006, and received an average of approximately 1,100 visitors per day in 2007, principally from mainland China.

In the fourth quarter of 2006, we diversified our marketing strategy to focus on high quality customers who are most likely to generate sales. Accordingly, the number of visitors to our shopping centers dropped significantly from over 2,000 visitors per day in the first two quarters of 2006 to 1,000 in the fourth quarter of 2006. After a period of adjustment, because of a shift from group tours towards individual travel, the number of visitors to our stores began to gradually increase in the first two months of 2007. Although the total number of visitors decreased, the average spending per visitor averaged at $77 in the first half of 2007. Management believes this is a direct result of a shift in our focus to the quality of customers and to effective customer management.

By concentrating on selected valued customers, we also diversified our income sources and derived referral income from introducing our customers to other retail stores that specialize in products not currently offered in our stores. Commencing from July 2006, we began an arrangement with travel agents who would direct their travelers not only to our shopping centers but also to visit the shops we designated. The results from this arrangement proved satisfactory in the third quarter of 2006. We increased our efforts to enter into these arrangements with travel agents in the fourth quarter of 2006, and our referral income increased substantially. Accordingly, we paid higher commissions to travel agents and received referral income from the shops we introduced. Management believes these arrangements allow us to strengthen our relationships with other retailers that do not directly compete with us, and to enhance our relationships with travel agents who source tourist traffic, without having to expand our product variety.

We generally collect referral income from retailers within 60 to 90 days from the date of a tourist’s purchase that generates the referral income. On the other hand, we generally pay referral fees to travel agents within 30 days of a tourist’s completion of travel. This arrangement exposes us to a certain amount of credit risk, but we have taken steps to mitigate this risk by shortening our collection period from retailers and negotiating extended grace periods for our payments to travel agents. Due to keen competition, we stopped collecting referral income from April, 2007.

 For our retail operation, we source products from over 110 vendors. Our strong sales volume, rapid inventory turnover, and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms.

Each of our shopping centers are 20,000 square feet, and the floor plans resemble a typical department store. We seek shopping center locations in areas with reasonable rent and readily available parking spaces for large tour buses. Because such locations tend to be in non-commercial areas of Hong Kong, tourists who are transported to our shopping centers generally have little opportunity to shop elsewhere. By selecting sites with very reasonable rents located in non-commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other nearby retailers.

Our merchandising strategy is to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes, and colors, focusing on selling popular products at high volume. As such, our product line is relatively streamlined and each shopping center only carries approximately 1,100 active stock keeping units (“SKUs”).

We own and operate two trading subsidiaries - Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 180 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, our customers may bring their products directly to the manufacturers in China, including Hong Kong and Macau, during the warranty period for repair. We mark receipts for our products with a special symbol to denote our guarantee that the product is authentic and sourced directly from the manufacturer or an authorized dealer.

We aggressively and strategically pursue development of our retail business with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in this market, and operated three shopping centers with a combined total area of 53,000 square feet in 2006. Due to the change in our marketing strategy to focus on higher quality customers, however, in the second half of 2006, we consolidated our three stores into two locations.

Tourists from mainland China account for over 90% of our customers. Because of our extensive product selection and high quality service, we believe we have become the well-regarded tourist shopping center for mainland China tour groups and other tour groups visiting Hong Kong.

Recent Developments

Change in Travel Patterns and Cost Containment Measures

The number of China inbound visitors to our stores dropped significantly in the second quarter of 2007, as compared to the first quarter of 2007, partially due to a shift toward individual travel as opposed to group tours. The number of visitors per day to our stores dropped from 109,695 to 88,332 in the second quarter as compared with the first quarter of 2007. Meanwhile, spending per capita decreased from US $82 to US $71 during the second quarter of 2007, as compared with the first quarter of 2007. In response to this downward shift in customer traffic, we have adopted immediate measures such as a reduction in the base salaries of senior staff with bonuses linked to retention and unpaid leave for general staff during slower periods. In addition, we have restructured the commission agreements we have with our travel agents; specifically, we have negotiated cuts in commission rates and began using progressive commission rates based on turnover in order to encourage quality tours and higher spending per tourist. Management believes these recent developments present some difficult challenges for us which are likely to harm our profitability in the near term. However, management also believes that is the company successfully adapts to these conditions, the company would be able to return to profitability, and that the continued growth in outbound tourism from China presents numerous promising long term opportunities for our Company.

Recently Enacted Refund Protection Scheme

On June 15, 2007, the Hong Kong government implemented its “Refund Protection Scheme for Mainland China’s Inbound Tour Group Shoppers,” enacted by the Travel Industry Council of Hong Kong. The Refund Protection Scheme is aimed at protecting the consumer rights of mainland China’s tourist visitors to Hong Kong, and improving the service standards in the industry as a whole.

Under the Refund Protection Scheme, retailers who intend to arrange for mainland China's Inbound group visitors must register with the Travel Industry Council and one of the conditions of registration is that registered retailers shall offer six-month, full refund protection to mainland China's inbound group visitors. As a part of the conditions of the Refund Protection Scheme, registered retailers must assist tour operators and inbound visitors seeking refunds. Registered retailers who fail to comply may be subjected to penalties imposed by the Travel Industry Council. The Company has registered with the Travel Industry Council under the new rules, and has begun offering a 180-day refund policy to its customers.

Management believes the new Refund Protection Scheme will help boost confidence among China inbound visitors in the Hong Kong retail sector in the long run. However, management also anticipates an increase in returned products, as certain customers exercise their refund rights. Management believes that since the Company offers quality, genuine branded products, and has built and will continue to build a good reputation with its customers, the Company stands to benefit in the long run from these heightened industry standards. However, management believes that in the near term our financial results of operations will be negatively impacted by these heightened standards and implementation of the new rules, and anticipates undergoing an adjustment period which could last 12 months or longer.

Changes in Management

On July 1, 2007, Mr. Albert Wong resigned as our Chief Financial Officer. Also on July 1, 2007, we entered into an employment agreement with Mr. Kwan Pui Wong whereby Mr. Kwan Pui Wong accepted the position of Chief Financial Officer of the Company to assume the responsibilities of our former Chief Financial Officer. Under the terms of our agreement, Mr. Kwan Pui Wong shall receive compensation comprised of an annual salary of HK $960,000 (USD $122,795) and certain employee benefits, including grants of stock options for the purchase of shares of our common stock to be granted from time to time in the sole discretion of our Board of Directors.

In addition, we have experienced a higher level of turnover in our middle management in the second quarter of 2007, including the departure of our controller and public relations manager. The board of directors and senior management is presently undertaking efforts to fill these vacated positions.

Quarterly Results May Fluctuate

Our business is subject to some seasonality, with decreases in sales during the winter months due to decreases in travel and tourist activity, and increases in sales during the summer months due to increases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. Our operating results can also be impacted by the supply of products from suppliers caused by manufacturing delays or delivery issues. Additionally, the offering of new products or utilization of new sales channels can cause our quarterly operating results to fluctuate. For a discussion of these and other risks related to the seasonality of our business, see “Risk Factors” in Part II below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition. Our revenue includes sales and referral income. Referral income is derived from referring our customers to other non-directly competitive shops. Sales and referral income are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales revenue is recognized net of sales discount and sales return and allowances. Generally, customers may return merchandise within 180 days of purchase. Revenues are recognized net of expected returns, based upon management’s experience. Referral income is the income derived from referring customers to other non-directly competitive duty-free shops of which there is no associated cost of sales. Referral income is determined according to the number of visitors referred during the reporting period and recognized as occurred.

Accounts receivable. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate, and an evaluation of the collectibility of outstanding accounts. We evaluate the credit risks of our customers utilizing historical data and estimates of future performance.

Inventories. We value inventory at the lower of cost or market, using the first-in, first-out or weighted average basis method, and we regularly review the book value of discontinued product lines and SKUs to determine if these items are properly valued. If the market value of the product is less than cost, management will write down the related inventory to the estimated net realizable value. Management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventory and to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should forecasted sales fail to materialize, there would be a significant impact on the company’s results of operations and the valuation of our inventory, resulting in a charge to income in the period such determination is made.

Property and equipment. Property and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment held-for-sale are measured at the lower of their carrying amount or fair value less cost to sell. Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of long-lived assets. We account for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires us to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Results of Operations

Comparison of Six Months Ended June 30, 2007 and June 30, 2006.

Sales. For the six months ended June 30, 2007, our sales decreased from $29.9 million to $29.1 million compared to the six months ended June 30, 2006. The decrease in sales can be attributed to a shift toward individual travel as opposed to group tours and the effect of the Hong Kong government’s Refund Protection Scheme, which are discussed in the section above titled “Recent Developments.” For the first half year of 2007, additional sales of $12.5 million were contributed by our new product line - watches. Out of our $29.1 million in sales, approximately $0.4 million was referral income; $2.5 million was sales from trading segment, $15.3 million was other sales from retail segment and $0.3 million was profits from concessionaire sales. In January 2007, we began cooperating with a watch retailer in Hong Kong in which we merchandized some high-valued watches consigned the products to the shop. The shop managed sales and relevant expenses, including selling expenses, to travel agents or operators. We earned net income on these watch sales, after all relevant expenses and commission to the shop and those relevant expenses were reflected in the cost of sales. The profit margin from our watch sales was about 6%. For the normal sales from retail of $15.3 million, the number of customer visits for the first six months ended June 30, 2007 dropped from 401,711 to 198,027, a decrease of 51%, compared with the same period in 2006. Although the number of customer visits declined, the average spending per capita increased from $67 in the first half year of 2006 to $77 in the same period of 2007, as a result of our continued focus on quality customers and a shift toward more first-time visitors from higher income cities. In addition, we diversified our income sources and derived referral income by introducing tourists to other retailers that do not directly compete with us. For the six months ended June 30, 2007, we earned referral income of $0.4 million, which partially offset a reduction in retail sales. We also earned sales revenue from Prince Digital and another related party in the amount of $496,753 and $63,881 for the six months ended June 30, 2007 and 2006, respectively.

Cost of Sales. Cost of sales increased from $13.9 million for the six months ended June 30, 2006 to $20.2 million for the six months ended June 30, 2007, representing an increase of 45%. The increase of cost of sales was mainly due to the addition of watches to our product line. For watch sales considered alone, the cost of watch sales was $11.8 million and the profit margin was about 6%. Excluding the cost of sales from watches, and for purposes of comparison of our cost of sales in the same period in the prior year, all of our other cost of sales was $8.4 million. Our overall gross profit margin declined by 21%, from 54% for the six months ended June 30, 2006 to 33% for the same period in 2007. If the effect of watch sales is excluded, our gross profit margin with respect to all other parts of our business remained constant at 53% over the first half year of 2006 and 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $14.7 million for the six months ended June 30, 2006 to $9.2 million for the same period in 2007. Our selling expenses alone decreased from $9.1 million for the six months ended June 30, 2006 to $6.6 million for the six months ended June 30, 2007. As a percentage of retail sales, our selling expenses increased to 43% for the six months ended June 30, 2007 from 34% for the same period in 2006. For encouraging the travel agents and operators to accept our arrangement, higher selling loss per each dollar of revenue was incurred.

Other (Loss) Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. For the first half year of 2007, higher finance costs were incurred due to issuing convertible debentures in October 2006. Financing costs included $511,650 of amortization of the discount on the debentures payable and $124,244 interest expenses on our convertible debentures issued in October of 2006. As a result, net other income decreased from $0.8 million for the six months ended June 30, 2006 to net other loss of $0.3 million for the same period in 2007.

Comparison of Three Months Ended June 30, 2007 and June 30, 2006.

Sales. For the three months ended June 30, 2007, our sales decreased 16% from $15.6 million to $13 million relative to the three months ended June 30, 2006. The decrease in sales can be attributed to a shift toward individual travel as opposed to group tours and the effect of the Hong Kong government’s Refund Protection Scheme, which are discussed in the section above titled “Recent Developments.”For the second quarter of 2007, additional sales of $6.2 million were contributed by our new product line - watches. Out of our $13 million in sales, approximately $1.4 million was sales from trading segment, $6.3 million was other sales from retail segment and $0.1 million was the profit from concessionaire sales. In January 2007, we began cooperating with a watch retailer in Hong Kong in which we merchandized some high-valued watches consigned the products to the shop. The shop managed sales and relevant expenses, including selling expenses, to travel agents or operators. We earned net income on these watch sales, after all relevant expenses and commission to the shop and those relevant expenses were reflected in the cost of sales. The profit margin from our watch sales was about 2% for the second quarter of 2007. For the normal sales from retail of $6.3 million, the number of customer visits for the second quarter ended June 30, 2007 dropped from 209,860 to 88,332, a decrease of 58%, compared with the same quarter in 2006. Although the number of customer visits declined, the average spending per capita increased from $66 in second quarter 2006 to $71 in the same period of 2007. Income from related party transactions amounted to $496,753 and $43,989 for the three months ended June 30, 2007 and 2006, respectively.

Cost of Sales. Cost of sales increased from $6.9 million for the three months ended June 30, 2006 to $10.0 million for the three months ended June 30, 2007, representing an increase of 43%. The increase of cost of sales was mainly due to the addition of watches to our product line. For watch sales considered alone, the cost of watch sales was $6.1 million and the profit margin was about 2%. Excluding the cost of sales from watches, and for purposes of comparison of our cost of sales in the same period in the prior year, all of our other cost of sales was $3.9 million. Our overall gross profit margin declined by 48%, from 55% for the three months ended June 30, 2006 to 29% for the same period in 2007. If the effect of watch sales is excluded, our gross profit margin with respect to all other parts of our business slightly dropped from 54% to 49% over the second quarter of 2006 and 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.0 million for the three months ended June 30, 2006 to $3.7 million for the same period in 2007. Our selling expenses decreased from $4.7 million for the three months ended June 30, 2006 to $2.9 million for the three months ended June 30, 2007. As a percentage of retail sales, our selling expenses increased to 46% for the three months ended June 30, 2007 from 34% for the same period in 2006. For encouraging the travel agents and operators to accept our arrangement, higher selling expenses per each dollar of revenue was incurred.

Other (Loss) Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. On the other hand, higher finance costs were incurred due to issuing convertible debentures in October 2006. For the three months ended June 30, 2007, financing costs included $308,536 of amortization of the discount on the debentures payable and $63,885 interest expenses on our convertible debentures issued in October of 2006. As a result, net other income decreased from $0.3 million for the three months ended June 30, 2006 to net other loss of $0.3 million for the same period in 2007.

Business Segments

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility, and these reportable segments are (i) the trading segment (“Trading Segment”) and (ii) the retail segment (“Retail Segment”). Information on segments and reconciliations to income before the merger transactions expenses and income taxes are described in Note 16 to our consolidated financial statements and is incorporated herein by reference.

Trading Segment

Segment sales and profit for the Company’s Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first half of 2007 decreased 5% from $2.6 million for six months period ended June 30, 2006 to $2.5 million.

Total segment profit as a percentage of sales for the Trading Segment was 1.8% for the six months ended June 30, 2007, as compared to 31.0% for the same period in 2006. The decrease in total segment profit as a percentage of sales resulted from setting lower profit margin to external customers due to keen competition in the market for the first half of 2007.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first half of 2007 increased 2%, from $27.1 million for six months period ended June 30, 2006 to $27.6 million for the same period in 2007.

Total segment profit as a percentage of sales for the Retail Segment was 0.1% for the first half 2007 and 10% for the first half of 2006 because of a large drop in high end visitors in the second quarter of 2007.

Liquidity and Capital Resources

Cash Flows. For the six month period ended June 30, 2007, net cash flow used in operations was $1,534,732. The increase in net cash flow used in operations in 2007 was due to a decrease in trade receivables. We collected almost all trade receivables derived from referral income in the first quarter of 2007.

Net cash flow used in investing activities in the second quarter of 2007 was $272,261, which was primarily due to purchases of office equipment.

Net cash flow used in financing activities was $119,520 mainly because we financed our acquisition of office equipment though capital lease arrangements.

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

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We present below a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	562	506	56	—	—

Capital Lease Obligations	445	313	132	—	—

Operating Leases	822	438	384	—	—

Total Contractual Obligations:	1,829	1,257	572	—	—

Total indebtedness consists of installment loans from financial institutions in Hong Kong.

Capital lease amounts primarily consist of vehicles and equipment to support our wholesale operations. See “Note 7—Property and Equipment” in the notes to the consolidated financial statements, included elsewhere in this report.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Effects of Inflation

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell. Price risks are managed by each business segment through productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At June 30, 2007, we had approximately $625,180 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and we do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar and currently has an exchange rate of 7.82 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the Risk Factor in Part II below entitled “Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4.	CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into these risk factors that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may be better positioned to capitalize on the rapidly growing retail sector in our geographic area.

The retail sector, in our geographic area, is rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, management, and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing or carry a larger inventory than we do. We expect that competition will further intensify in the future. Because barriers to entry are limited, current and new competitors may open retail locations that will compete with ours.

We believe that the primary competitive factors in the retail sector include brand recognition, price, shipping offers, product selection, product availability, and customer service. We currently compete against other retailers within the specialized niche of travel retail in Asia.

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

We compete not only for customers, but also for favorable product allocations from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our suppliers, deny us access to their products, and devote greater resources to marketing and promotional campaigns.

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

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	seasonality of the business;

•	price competition from other retailers;

•	general price increases by suppliers and manufacturers;

•	our ability to maintain and expand our distribution relationships;

•	increases in the cost of advertising;

•	unexpected increases in shipping costs or delivery times;

•	our ability to build and maintain customer loyalty;

•	the introduction of new services, products, and strategic alliances by us and our competitors;

•	the success of our brand-building and marketing campaigns;

•	government regulations, changes in tariffs, duties, and taxes;

•	our ability to maintain, upgrade, and develop our retail stores;

•	changes in our store leasing costs;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	general economic conditions as well as economic conditions specific to the retail sector.

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

We attract retail traffic by entering into arrangements with tour companies who schedule shopping tours with their customers. In order to maintain a flow of tourist traffic, we must continually monitor and maintain our relationships with the tour companies with which we do business. If the tour companies modify or terminate their relationship with us, we could lose customers, and traffic in our retail stores could decrease.

If we fail to offer a broad selection of products and brands that customers find attractive, our revenues could decrease.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products that reflect our customers’ preferences. Consumer tastes are subject to frequent, significant, and sometimes unpredictable changes. To be successful in our line of business, our product offerings must be broad, deep in scope, and affordable to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, our revenues could decline. In addition, any failure to offer products that satisfy customers’ preferences could allow our competitors to gain market share.

If we do not successfully optimize and operate our retail locations, our business could decline.

If we do not successfully operate our retail locations, this could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities optimally, which may result in excess or insufficient inventory and distribution capacity. Failure to optimize inventory will increase our net shipping cost by requiring us to make long-distance shipments or partial shipments from different locations. As we continue to add warehouse capability or add new businesses with different inventory management requirements, operating our inventory management system becomes more challenging, and there can be no assurance that we will be able to operate our system effectively.

We have limited control over the actions of our distributors, retailers, or their vendors.

We rely on distributors for the sale of our branded products, and those distributors maintain inventory and prepare merchandise for shipment to retailers and individual customers. We have limited control over the products that our distributors purchase or keep in stock, and our arrangements with our distributors do not require them to set aside any amount of inventory to satisfy demand. Our distributors may not accurately forecast the products that will be in high demand. In addition, we have limited control over their sales process, shipping and order processing procedures. Although we have not experienced disruptions in the past, and we do not presently foresee possible disruptions in the near future, a widespread inability of our distributors to successfully supply our branded products, if it occurred, would substantially harm our business.

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

We rely on long term supply relationships with several manufacturers in the People’s Republic of China (“PRC”), and in the future may rely upon supply relationships with other foreign sources. Regional disruptions relating to political or environmental conditions could cause shipping delays, which could interfere with our ability to supply our customers and harm our financial results. A significant breakdown in the manufacturing process or among suppliers could result in product shortages, and our revenues could decline due to the loss of these suppliers and manufacturers.

Our ability to manage our future growth is uncertain.

We are currently anticipating a period of growth as a result of our corporate growth strategy, which aims to, among other things, further develop our distribution channels, expand our merchandise offerings, leverage our customer database, reach new customer segments, and increase traffic. In pursuing these objectives, the resulting strain on our managerial, operational, financial, and other resources could be significant. Success in managing such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Our operations are based, to a certain extent, on the successful integration of certain supply chain and operating technologies. Our inability to integrate these technologies may negatively impact our ability to effectively manage inventory, and may harm our business and operating results.

We rely on certain hardware and software systems, purchased from a third-party and customized by our technicians, to perform vital functions with respect to our operations. In addition, we rely upon hardware and software systems for warehouse management. Our inability to properly operate, implement, or integrate these technologies will negatively impact our product supply chain and may harm our business and operating results.

Increased product returns will decrease our revenues and impact profitability.

We make allowances for product returns in our financial statements based on historical return rates. In order to keep product returns low or at our estimated rates, we continuously monitor product purchases and returns and may change our product offerings based on the rates of returns. If our actual product returns significantly exceed our allowances for returns, especially as we expand into new product categories, our revenues and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories or new products, changes in our product mix, or other factors may cause actual returns to increase. Any new policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

•	fund more rapid expansion;

•	acquire or expand into new retail locations, warehousing facilities, or office space;

•	maintain, enhance, and further develop our information technology systems;

•	develop new product categories or enhanced services;

•	fund acquisitions; or

•	respond to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences, and privileges senior to those of our common stock. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop, or enhance our products or services or respond to competitive pressures.

The loss of key members of our executive management could negatively affect our business.

We depend on the continued services and performance of our executive management and other key personnel, in particular, Alex Chun Shan Yue, our Chief Executive Officer, and Danny Sau Kwong Leung, our Chief Operating Officer. The loss of any of these executive officers or other key persons could harm our business.

We may be adversely affected by the financial health of the retail industry in Asia.

We are subject to broad economic factors that drive consumer spending and maintain the health of the retail industry in Asia. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending may fall, and the Asian retail industry may suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.

We may be adversely affected by the trend towards retail trade consolidation.

As we pursue our retail distribution strategy, our sales will be contingent upon favorable wholesale prices that we can obtain from retailers. If retailers merge or the retail industry consolidates, the larger, combined retailers will have significant pricing power because of the sheer size of their retail networks. As a result, we may not be able to obtain reasonable prices for our products. Consequently, our margins may decline, and our results of operations may be reduced. There can be no assurance that we will be able to obtain reasonable wholesale prices for our products under a scenario where retailers merge and consolidate into larger entities.

Risks Related to Doing Business in China

Abrupt and forceful regulation by governmental authorities may impose costly requirements on our business, which could have a material adverse effect on our business and overall financial results.

Our industry, particularly the market segment dealing with inbound visitors from China, is relatively new, and until recent times it has been left unregulated. Governmental authorities in the PRC and in Hong Kong may impose regulations designed to protect consumers, or even to curtail what the PRC government might view as a loss of domestic retail sales, import duties and tax revenue. Changes in policies affecting the tourist retail industry may be enacted abruptly without transitional periods that may force us to make rapid and costly adjustments in our operations in an effort to comply. It is not always possible for management to anticipate changes in government policies, or the impact of those changes to our business.

On June 15, 2007, the Hong Kong government implemented its “Refund Protection Scheme for Mainland China’s Inbound Tour Group Shoppers,” enacted by the Travel Industry Council of Hong Kong. The Refund Protection Scheme is aimed at protecting the consumer rights of mainland China’s tourist visitors to Hong Kong, and improving the service standards in the industry as a whole.

Under the Refund Protection Scheme, retailers who intend to arrange for mainland China's Inbound group visitors must register with the Travel Industry Council and one of the conditions of registration is that registered retailers shall offer six-month, full refund protection to mainland China's inbound group visitors. As a part of the conditions of the Refund Protection Scheme, registered retailers must assist tour operators and inbound visitors seeking refunds. Registered retailers who fail to comply may be subjected to penalties imposed by the Travel Industry Council. Asiamart has registered with the Travel Industry Council under the new rules, and has begun offering a 180-day refund policy to its customers.

Management believes that in the near term Asiamart’s financial results of operations will be negatively impacted by these heightened standards and implementation of the new rules, and anticipates undergoing an adjustment period which could last 12 months or longer.
Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in Hong Kong, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition, and prospects are subject, to a significant degree, to economic, political, and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Fluctuation in the value of RMB and the Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB and the Hong Kong Dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, and the rate between the Hong Kong Dollar has been pegged to the U.S. dollar since 1983, there can be no assurance that these currencies will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of RMB, which would result in fluctuations in the exchange rate between RMB and the U.S. dollar, and other geopolitical factors. If RMB were to increase in value against the dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of RMB against the dollar would have the opposite effect. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar, if it occurred, would adversely affect the value of your investment.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS and other epidemics or outbreaks. China reported a number of cases of SARS in the spring of 2003, which severely impacted the tourism industry for many months. Any prolonged recurrence of SARS or other adverse public health developments in China could negatively impact tourism in Hong Kong, which would have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary travel restrictions, or even closure of our facilities or offices. Such closures would severely disrupt our customer flow and business operations, and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company’s operations.

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

Our common shares are not currently traded, and if and when our stock becomes quoted, you may be unable to sell at or near ask prices or at all if you need to sell or liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq Small Cap Market or other markets.

Our common shares are currently not traded, and if and when they do become quoted, they may be “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation does not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, but we are prepared to give such indemnification to our directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs, and potential new accounting pronouncements may impact our future financial position and results of operations.

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

Prior to our entry into the Agreement and Plan of Share Exchange (“Share Exchange Agreement”) on June 22, 2006, the Horizon Group was engaged in the Company’s operations. Although for a period of two years after the Closing Date the major shareholders of the Horizon Group will indemnify the Company against any loss, liability, claim, damage, or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Share Exchange Agreement, any liabilities relating to such prior business against which the Company is not completely indemnified may have a material adverse effect on the Company.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in Hong Kong, and all of our officers reside outside the United States.

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through our wholly owned subsidiaries in Hong Kong. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in Hong Kong in the event that you believe that your rights have been violated under U.S. securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Hong Kong may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors, or major stockholders than would shareholders of a corporation doing business entirely within the United States.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting, and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

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
10.1
Employment Agreement by and between the Company and Mr. Kwan Pui Wong, dated July 1, 2007. (Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2007.)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIAMART, INC. a Delaware corporation

Dated: August 20, 2007	By:	/s/ Alex Yue
Alex Yue
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2007	By:	/s/ Kwan Pui Wong
Kwan Pui Wong
Chief Financial Officer (Principal Financial and Accounting Officer)