Form 10-Q
period 2007-09-30
ASIAMART, INC.
filed 2007-11-19
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-30292

ASIAMART, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	88-0405437 (I.R.S. Employer Identification No.)

Room 1508 Peninsula Square 18 Sung On Street Hunghom, Kowloon, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

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

As of September 30, 2007, the Registrant had 24,598,344 shares of Common Stock outstanding.

ASIAMART, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$488,934	$2,560,304
Trade accounts receivable, net allowance for doubtful accounts of $30,864 and $19,290 and net of allowance for sales returns of $257,200 and $0 as of September 30, 2007 and December 31, 2006, respectively	2,727,986	4,250,898
Inventories	3,254,847	1,042,024
Deposits and prepaid expenses	2,014,206	1,264,949
Other receivables	502,075	560,185
Total current assets	8,988,048	9,678,360

PROPERTY AND EQUIPMENT, net	913,016	678,875

OTHER ASSETS:
Long-term loan, net	1,310,296	1,030,617
Long-term rental and utilities deposits	18,219	14,095
Debt issuance costs, net	210,847	289,914
Total other assets	1,539,362	1,334,626

Total assets	$11,440,426	$11,691,861

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,623,986	$1,681,600
Accrued liabilities	820,583	1,018,409
Customer deposits	10,978	11,184
Due to shareholders	285,619	304,360
Taxes payable	192,874	312,322
Other payable	60,483	102,080
Current maturities of long-term debt	652,520	834,035
Total current liabilities	3,647,043	4,263,990

LONG-TERM LIABILITIES:
Deferred tax liabilities	15,508	15,508
Long-term debt	54,148	88,359
Debentures payable, net of discount of $2,061,314 and $2,828,789 as of September 30, 2007 and December 31, 2006, respectively	1,008,581	241,106
Total long - term liabilities	1,078,237	344,973

Total liabilities	4,725,280	4,608,963

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,598,344 and 24,535,844 shares issued and outstanding as of September 30, 2007 and December 31, 2006	2,460	2,454
Additional paid-in-capital	3,455,435	3,455,441
Retained earnings	3,166,572	3,577,445
Accumulated other comprehensive income	90,679	47,558
Total shareholders' equity	6,715,146	7,082,898
Total liabilities and shareholders' equity	$11,440,426	$11,691,861

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Sales	$11,893,386	$11,987,991	$41,026,452	$41,589,214
Referral income	-	-	426,442	361,484
Related party	-	-	496,753	63,881
Total Revenue	11,893,386	11,987,991	41,949,647	42,014,579

COST OF SALES	5,742,136	5,593,468	25,916,759	19,482,643

GROSS PROFIT	6,151,250	6,394,523	16,032,888	22,531,936

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,846,560	5,861,641	16,078,137	19,749,599

MERGER TRANSACTION EXPENSE	-	-	-	855,867

(LOSS) INCOME FROM OPERATIONS	(695,310)	532,882	(45,249)	1,926,470

OTHER INCOME (EXPENSE), net	113,671	569,822	(234,413)	1,295,186

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(581,639)	1,102,704	(279,662)	3,221,656

(CREDIT) PROVISION FOR INCOME TAXES	(81,695)	(23,896)	131,211	436,760

NET (LOSS) INCOME	(499,944)	1,126,600	(410,873)	2,784,896

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	41,424	(4,789)	43,121	(13,137)

COMPREHENSIVE (LOSS) INCOME	$(458,520)	$1,121,811	$(367,752)	$2,771,759

(LOSS) EARNINGS PER SHARE:
Basic	$(0.020)	$0.046	$(0.017)	$0.114
Diluted	$(0.020)	$0.046	$(0.017)	$0.114

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,598,344	24,535,844	24,589,415	24,535,844
Diluted	24,598,344	24,535,844	24,589,415	24,535,844

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		other
		Par	Paid-in	Retained	comprehensive
	Shares	value	capital	earnings	income	Totals
BALANCE, December 31, 2005	24,535,844	$2,454	$385,546	$5,079,898	$18,611	$5,486,509

Net Income				2,784,896		2,784,896
2006 Special Dividend				(4,651,483)		(4,651,483)
Warrants issued
Conversion option
Foreign currency translation adjustment					(13,137)	(13,137)
BALANCE, September 30, 2006, (unaudited)	24,535,844	$2,454	$385,546	$3,213,311	$5,474	$3,606,785

Net Income				364,134		364,134
2006 Special Dividend
Warrants issued			1,000,757			1,000,757
Conversion option			2,069,138			2,069,138
Foreign currency translation adjustment					42,084	42,084
BALANCE, December 31, 2006	24,535,844	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

Net Income				(410,873)		(410,873)
Cashless conversion of warrants	62,500	6	(6)			-
Foreign currency translation adjustment					43,121	43,121
BALANCE, September 30, 2007, (unaudited)	24,598,344	$2,460	$3,455,435	$3,166,572	$90,679	$6,715,146

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(410,873)	$2,784,896
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	188,645	143,234
Amortization of debt issuance cost	79,068	-
Amortization of discount on convertible debentures	767,475	-
Loss on sale of assets	-	302
Bad debt expense	11,524	-
Sales return allowance	256,080	-
Change in operating assets and liabilities
Trade accounts receivable	1,255,269	(2,045,669)
Inventories	(2,201,571)	226,937
Deposits, prepaid expenses and other receivables	(685,307)	(1,231,543)
Accounts payable	(59,971)	263,093
Accrued liabilities and customer deposits	(198,766)	15,354
Taxes payable	(119,436)	407,008
Other payable	(41,574)	-
Net cash (used in) provided by operating activities	(1,159,437)	563,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds in amounts due from shareholders	-	3,740,819
Proceeds in amounts due from related parties	-	123,346
Payments to shareholders	(19,131)	-
Long-term loans to staff	(19,789)	-
Long-term loans to travel agency	(257,074)	-
Decrease in notes and loans receivables	-	70,201
Decrease in long term rental and utility deposit	(4,084)	-
Proceeds from disposal of property and equipment	-	465,124
Purchase of property and equipment	(94,212)	(371,825)
Net cash (used in) provided by investing activities	(394,290)	4,027,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on amounts due to related parties	-	(201,757)
Payment of dividends	-	(4,651,483)
Proceeds from short term loan	255,800	-
Repayment of short term loan	(168,798)	-
Proceeds from installment loan	128,040	-
Repayment of installment loan	(383,274)	(50,823)
Proceeds from capital lease	-	356,084
Repayment of capital lease obligations	(354,591)	(410,012)
Net cash used in financing activities	(522,823)	(4,957,991)

EFFECT OF EXCHANGE RATE ON CASH	5,180	(435)

(DECREASE) IN CASH	(2,071,370)	(367,149)

CASH, beginning of the period	2,560,304	935,138

CASH, end of period	$488,934	$567,989

The accompanying notes are an integral part of this statement.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 – Description of business and organization

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

In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and PDD (the legal acquiree) is considered the accounting acquirer. Therefore, the transaction is accounted for as a reverse merger and recapitalization. The consolidated financial statements of the combined entity will in substance be those of PDD, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of consummation of the Exchange Transaction. The Company is deemed to be a continuation of the business of PDD. The outstanding stock of the Company prior to the Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized. As a result of the Exchange Agreement with the Horizon Group, the Company acquired 100% of the capital stock of PDD. From and after the Closing Date of the Exchange Agreement, the Company’s primary operations consist of the retail and trading operations of the Horizon Group, which are conducted through the five operating subsidiaries in Hong Kong.

The Company through its 5 wholly-owned subsidiaries engages in two operating segments, trading and retail. Trading consists of selling products wholesale to other retail operators and retail consists of selling products primarily to tourist through three discount shopping centers in Hong Kong.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

However, one of the shopping centers, Golden Bauhinia Duty Free ceased conducting retail shop business effective October 8, 2006 and hence only two discount shopping centers are operating. The following is a list of subsidiaries with 100% ownership as of September 30, 2007:

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong. Total cash in these banks at September 30, 2007 and December 31, 2006 amounted to $373,732 and $2,469,756, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Financial instruments potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable. Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing assessment of its customers and maintains an allowance for doubtful accounts.

The three largest customers for the quarter ended September 30, 2007 accounted for approximately 2.0%, 1.5% and 1.3%, respectively of the Company’s total revenues. Total receivables from these customers amounted to $665,098, $615,447 and $577,413 as of September 30, 2007. The three largest customers for the quarter ended September 30, 2006 accounted for approximately 2.5%, 2.4% and 1.9%, respectively of the Company's total revenues.

The three largest vendors for the quarter ended September 30, 2007 accounted for approximately 23.7%, 7.4% and 7.4%, respectively of the Company’s total purchases. Total payable from these vendors amounted to $460,962 as of September 30, 2007. The three largest vendors for the quarter ended September 30, 2006 accounted for approximately 10.5%, 5.6% and 4.4%, respectively for the Company's total purchases.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. Furthermore, the Company grants 180 days full refund to all of its customers. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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

Sales revenue is recognized net of sales discount and sales return and allowances. Generally, customers may return merchandise within 180 days of purchase. Revenues are recognized net of expected returns, based upon management’s experience. As of September 30, 2007 and December 31, 2006, allowance of sales returns amounted to $257,200 and $0, respectively.

Referral income is the income derived from referring customers to other non-directly competitive duty-free shops of which there is no associated cost of sales. Referral income is determined according to the number of visitors referred during the reporting period and recognized as occurred.

Employees’ benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $133,288 and $202,638 for the nine months ended September 30, 2007 and 2006, respectively. Total contributions amounted to $45,202 and $67,643 for the three months ended September 30, 2007 and 2006, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The common stock equivalents for the convertible debt and all warrants are anti-dilutive since there is an operating loss for the nine months ended September 30, 2007. They are excluded from the calculation of earnings per share.

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

Foreign currency translation

The Company uses the United States dollar (“USD”) for financial reporting purposes. The Company’s subsidiaries maintain their books and accounting records in Hong Kong Dollar ("HK$"); because HK$ is the primary currency of the economic environment in which their operations are conducted, that is their functional currency. In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and their statements of income and cash flows are translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

Translation adjustments amounted to $90,679 and $47,558 as of September 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.78 HK$ to $1.00 USD as compared to $7.78 HK$ at December 31, 2006. The average translation rates applied to income statement and cash flows accounts for the nine months ended September 30, 2007 and 2006 were 7.81 HK$ and 7.76 HK$ to $1.00 USD, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions included in the results of operation, total transaction gains amounted to $677,407, and $1,024,300 for the nine months ended September 30, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recently issued accounting pronouncements

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
SEPTEMBER 30, 2007
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

Note 3 - Supplemental cash flow

Income taxes paid for the nine months ended September 30, 2007 and 2006 amounted to $243,900 and $15,793, respectively.

Interest expense paid for the nine months ended September 30, 2007and 2006 amounted to $210,927 and $39,726, respectively.

On January 2007, the Company issued 62,500 shares of common stock for 260,000 cashless exercise of warrants.

On March 14, 2007, the Company entered into a capital lease contract for office equipment in the amount of $326,145.

Note 4 - Trade accounts receivable

Trade accounts receivable consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Accounts receivable	$3,016,050	$2,331,622
Amounts due from referral customer	-	1,899,425
Amounts due from credit card company	-	39,141
Less: allowance for doubtful accounts	(30,864)	(19,290)
allowance for sales return	(257,200)	-
Accounts receivable, net	$2,727,986	$4,250,898

Bad debt expense amounted to $11,524 and $0 for the nine months ended September 30, 2007 and 2006, respectively. Bad debt expense amounted to $0 and $0 for the three months ended September 30, 2007 and 2006, respectively.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	Unaudited
Inventories	$3,555,957	$1,343,134
Less: valuation allowance	(301,110)	(301,110)
Total	$3,254,847	$1,042,024

The following table represents the changes of provision for obsolete inventories:

	September 30, 2007	December 31, 2006
	Unaudited
Beginning balance	$301,110	$268,623
Charge to costs and expenses	-	32,229
Difference due to foreign currency exchange	-	258
	$301,110	$301,110

Note 6 – Long-term loans receivable, net

Long-term loans receivable consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Employee loans unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$27,093	$52,056
Unsecured, non-interest bearing, 2-year term loan to travel agencies	1,283,203	978,561
	1,310,296	1,030,617
Less: Allowance for doubtful accounts	-	-
Total long-term loans receivable, net	$1,310,296	$1,030,617

Note 7 – Property and equipment

Property and equipment including those acquired under capital leases, consists of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Leasehold improvements	$473,872	$441,684
Furniture and fixtures	46,075	44,371
Office equipment	824,572	434,887
Motor vehicles	129,677	129,677
	1,474,196	1,050,619
Less: Accumulated depreciation	(561,180)	(371,744)
Property and equipment, net	$913,016	$678,875

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The depreciation expense amounted to $188,645 and $143,234 for the nine months ended September 30, 2007 and 2006, respectively. The depreciation expense amounted to $62,184 and $86,940 for the three months ended September 30, 2007 and 2006, respectively.

The Company also leases equipment under non-cancelable capital leases as further discussed in note 14. The amount of capital leases under such arrangements included in these financial statements consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Leased equipment	$774,005	$342,323
Leased motor vehicles	84,816	84,750
Accumulated depreciation	(94,952)	(54,779)
Total	$763,869	$372,294

Note 8 – Short term bank loan

In January 2007, the Company entered into a loan agreement with Bank of China, Hong Kong for a $255,800 installment loan with effective annual interest rate of 6.75% and 12 installment payments. This loan was guaranteed by two of the Company’s directors. As of September 30, 2007, the amount outstanding on the loan was $87664. Interest expense on the short-term loan for the nine months ended September 30, 2007 amounted to $8,228. Interest expense amounted to $2,196 for the three months ended September 30, 2007.

Note 9 – Long-term debt

	September 30, 2007	December 31, 2006
	(Unaudited)
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company's directors	$-	$12,131

Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors	87,313	218,284

Installment loan from Bank of China, with effective annual interest rate of 6.75%, due December 22, 2007, guaranteed by two of the Company's directors	82,415	321,500

Installment loan from Dah Sing Bank, with effective annual interest rate of 11%, due April 18, 2009, guaranteed by two of the Company's directors	104,080	-

Total	273,808	551,915
Capital lease obligations	345,196	370,479
Total	619,004	922,394
Less Current maturities - loans	(258,962)	(508,258)
Less Current maturities - capital leases	(305,894)	(325,777)
Total long-term debts, net of current maturities	$54,148	$88,359

Interest expense on all long-term loans for the nine months ended September 30, 2007 and the year ended December 31, 2006 was $22,965 and $45,774, respectively. Interest expense amounted to $4,673 for the three months ended September 30, 2007.

The maturities of the installment loans for the next five years are as follows:

Period ending December 31,
2007	$215,305
2008	43,657
2009	14,846
Thereafter	-
Total	$273,808

The maturities for capital leases are included with other commitments and contingencies in Note 14.

Note 10 - Earnings per share

Earnings per share for the period ended September 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 and the one-for-four (1:4) reverse stock split effected on November 30, 2006 had occurred as of the beginning of the earliest period presented.

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Net (Loss) income for basic and diluted earnings per share	$(499,944)	$1,126,600	$(410,873)	$2,784,896
Weighted average shares used in basic computation	24,598,344	24,535,844	24,589,415	24,535,844
Diluted effect of warrants and conversion option	-	-	-	-
Weighted average shares used in diluted computation	24,598,344	24,535,844	24,589,415	24,535,844

(Loss) earnings per share:
Basic and diluted	$(0.02)	$0.046	$(0.017)	$0.114

At September 30, 2007, 1,598,904 warrants (whose exercise price is $1.056) and 255,825 warrants (whose exercise price is $1.056) were excluded from the calculation because of their antidilutive nature.

On October 6, 2006 the Company issued warrants to investors that are exercisable up to approximately 8 million shares of common stock of the Company with an exercise price ranging from $0.2112 to $0.2904 per share. The exercise price is adjustable based upon the conversion price of the debentures. The warrants are excluded from the three months earning per share calculation because of their antidilutive nature.

Note 11 – Income taxes

The Company conducts all of its business through its subsidiaries in Hong Kong and, therefore, is currently not subject to any U.S. income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes for the three months and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hong Kong profit tax:
Current	$(81,695)	$(23,896)	$131,211	$436,760
Deferred	-	-	-	-

Total	$(81,695)	$(23,896)	$131,211	$436,760

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2007	2006

U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
Hong Kong statutory rate	17.5%	17.5%
Effective income tax rate	17.5%	17.5%

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 12 – Related party transactions

For the nine months ended September 30, 2007 and 2006, the Company earned sales revenue from Prince Digital and another related party in the amount of $496,753 and $63,881, respectively. For the three months ended September 30, 2007 and 2006, the Company earned sales revenue from Prince Digital and another related party in the amount of $0 and $0, respectively. Prince Digital is controlled by Mr. Tsoi Kee Kwong Ricky, a director and shareholder of the Company.

For the nine months ended September 30, 2007 and for the three months ended September 30, 2007, Horizon Corporation Limited, a previous intermediate holding company, charged a service fee of $143,220, and $319,226, respectively. Horizon Corporation Limited is controlled by Mr. Tsoi Kee Kwong Ricky and Chun Shan Yue Alex, directors and shareholders of the Company.

Note 13 – Other income (loss)

Other income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Transaction gain	$252,034	$281,941	$677,407	$1,024,300
Interest income	-	1,161	9,821	4,709
Loss on disposal of property and equipment	-	-	-	(302)
Amortization on debt discount	(255,825)	-	(767,475)	-
Interest Expense	(105,714)	(12,358)	(265,277)	(39,726)
Other Income (expense)	223,176	299,078	111,111	306,205
Total	$113,671	$569,822	$(234,413)	$1,295,186

Transaction gain is a result of converting monies received from customers in Chinese Yuan (“Renminbi”) to Hong Kong Dollars. For the three months and nine months ended September 30, 2007, finance costs included $282,180 and $846,542 of amortization of the discount and issuance cost on the debentures payable, and $61,604and $182,894 interest expense on the convertible debenture note and other bank charges.

Note 14 – Commitments and contingencies

Capital leases

The Company entered into several capital leases for office equipment and motor vehicles expiring through 2011, interest rates vary from approximately 4.25% to 11.48%. Total interest expense for the nine months ended September 30, 2007 and the year ended December 31, 2006, amounted to $41,893 and $40,957, respectively. The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of September 30, 2007:

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Period ending December 31,
2007	$95,627
2008	220,948
2009	45,972
2010	1,394
2011	581
Total minimum lease payments	364,522
Less amounts represent interest	(19,326)
Total present value of minimum payments	345,196
Less current portion of such obligations	(305,894)
Long-term capital lease obligations, net	$39,302

Operating lease commitments

The Company entered into several tenancy agreements for office premises and outlets expiring through 2009. Total rent expense for the nine months ended September 30, 2007 and 2006 amounted to $329,713 and $563,366, respectively.

The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Period ending December 31,
2007	$137,543
2008	479,954
2009	322,351
2010 and thereafter	-
$939,848

Note 15 – Debentures payable

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. For the nine months ended September 30, 2007, $767,475 as amortized and recorded as part of financing costs. For the three months ended September 30, 2007, $255,825 was amortized.

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

ASIAMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 16 - Segment information

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retail segment.

Information on segments and the reconciliation to income from operations before income taxes are as follows:

Nine months ended September 30, 2007	Trading	Retail	Consolidated
(Unaudited)
Total segment revenues	$13,750,982	$40,130,818	$53,881,800
Intersegment revenue	(10,079,201)	(1,852,952)	(11,932,153)
Revenue from external customers	$3,671,781	$38,277,866	$41,949,647

Total segment profits	$406,635	$(625,655)	$(219,020)
Intersegment profits	(60,642)	-	(60,642)
Income (Loss) before income taxes	$345,993	$(625,655)	$(279,662)

Included in segment profits:
Depreciation and amortization	$25,978	$162,667	$188,645
Interest expense	$50,134	$182,894	$233,028

Total segment assets	$14,930,078	$13,412,426	$28,342,504
Intersegment receivables	(8,576,749)	(8,325,329)	(16,902,078)
Total assets	$6,353,329	$5,087,097	$11,440,426

Nine months ended September 30, 2006	Trading	Retail	Consolidated
(Unaudited)
Total segment revenues	$16,679,552	$37,302,934	$53,982,486
Intersegment revenue	(11,967,907)	-	(11,967,907)
Revenue from external customers	$4,711,645	$37,302,934	$42,014,579

Total segment profits	$1,648,837	$1,576,952	$3,225,789
Intersegment profits	(4,133)	-	(4,133)
Income before income taxes	$1,644,704	$1,576,952	$3,221,656

Included in segment profits:
Depreciation and amortization	$52,208	$91,026	$143,234
Interest expense	$39,726	$-	$39,726

Total segment assets	$4,534,710	$5,747,290	$10,282,000
Intersegment receivables	(1,082,394)	-	(1,082,394)
Total assets	$3,452,316	$5,747,290	$9,199,606

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

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Asiamart” or the “Registrant” refer to Asiamart, Inc., a Delaware corporation.

Overview

We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China. We offer this captive group of tourists discount prices on selected international brands on a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products, and optical instruments, producing a high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provide us with volume purchasing power, and we also benefit from relatively low overhead of our shopping centers strategically located in low to moderate rent districts.

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

In the fourth quarter of 2006, we diversified our marketing strategy to focus on high quality customers who are among those most likely to generate sales. Accordingly, the number of visitors to our shopping centers dropped significantly from over 2,000 visitors per day in the first two quarters of 2006 to 1,000 in the fourth quarter of 2006. After a period of adjustment, the number of visitors to our stores began to gradually increase to 1,200 per day in the first three quarters of 2007. Although the total number of visitors varied, the average spending per visitor increased from $67 in the third quarter of 2006 to $82 in the first quarter of 2007, to $71 in the second quarter of 2007, and to $73 in the third quarter of 2007. Management believes this is a direct result of a shift in our focus to the quality of customers and to effective customer management. We nevertheless experienced declined in profitability due to fierce market competition which required us to pay more incentives to tour operators for bringing more visitors to us.

By concentrating on selected valued customers, we also diversified our income sources and derived referral income from introducing our customers to other retail stores that specialize in products not currently offered in our stores. Commencing from July 2006, we began an arrangement with travel agents who would direct their travelers not only to our shopping centers but also to visit the shops we designated. The results from this arrangement proved satisfactory in the third quarter of 2006. We increased our efforts to enter into these arrangements with travel agents in the fourth quarter of 2006, and our referral income increased substantially. Accordingly, we paid higher commissions to travel agents and received referral income from the shops we introduced. Management believed that these arrangements allowed us to strengthen our relationships with other retailers that did not directly compete with us, and to enhance our relationships with travel agents who sourced tourist traffic, without having to expand our product variety.

We generally collected referral income from retailers within 60 to 90 days from the date of a tourist’s purchase that generated the referral income. On the other hand, we generally paid referral fees to travel agents within 30 days of a tourist’s completion of travel. This arrangement exposed us to a certain amount of credit risk, but we took steps to mitigate this risk by shortening our collection period from retailers and negotiating extended grace periods for our payments to travel agents. In the second quarter of 2007, we ended this arrangement with travel agents and returned to our policy of promoting our own products to visitors directed from our main travel agency partners.

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

We aggressively and strategically pursue development of our retail business with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in our market, and operated three shopping centers with a combined total area of 53,000 square feet in 2006. In conjunction with our change in our marketing strategy to focus on high quality customers, we consolidated our three stores into two during the second quarter of 2006.

Tourists from mainland China account for over 90% of our customers. Because of our extensive product selection and high quality service, we believe we have become a well-regarded tourist shopping destination for mainland China tour groups and other tour groups visiting Hong Kong.

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

Accounts receivable. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate, and an evaluation of the collectability of outstanding accounts. We evaluate the credit risks of our customers utilizing historical data and estimates of future performance.

Inventories. We value inventory at the lower of cost or market, using the first-in, first-out or weighted average basis method, and we regularly review the book value of discontinued product lines and SKUs to determine if these items are properly valued. If the market value of the product is less than cost, management will write down the related inventory to the estimated net realizable value. Management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventory and to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should forecasted sales fail to materialize, there would be a significant impact on our results of operations and the valuation of our inventory, resulting in a charge to income in the period such determination is made.

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

Results of Operations

Comparison of Three Months Ended September 30, 2006 and September 30, 2007.

Sales. For the three months ended September 30, 2007, sales decreased 0.8% from $11.99 million to $11.89 million relative to the three months ended September 30, 2006. The average spending per capita increased from $67 for the three months ended September 30, 2006 to $77 for the same period of 2007, an increase of 15% mainly due to an increase in the number of tourists from cities with higher average household income and a decrease in the sales price of electronic products. Retail sales fell from the third quarter of 2006 to the third quarter of 2007 due to decreased patronage from 146,325 for the three months ended September 30, 2006 to 112,886 for the three months ended September 30, 2007, a decrease of 23% for the corresponding periods. Our retail sales for the three months ended September 30, 2007 were $8.5 million, a decrease of 13.6% from $9.9 million for the same quarter last year.

Cost of Sales. Cost of sales slightly increased from $5.6 million for the three months ended September 30, 2006 to $5.7 million for the three months ended September 30, 2007, an increase of 2.7% as compared to a 0.8% decrease in sales over the same comparable quarters in 2007 and 2006. Therefore, our gross profit margin decreased from 53.3% for the three months ended 2006 to 51.7% for the same period this year. The slight drop of margin was mainly due to our tactic of keeping our prices competitive.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5.9 million for the three months ended September 30, 2006 to $6.8 million for the same period in 2007. As a percentage of retail sales, our selling expenses increased slightly to 37.6% for the three months ended September 30, 2007 from 32.4% for the same period in 2006. Our selling expenses increased due to an increase in the sale amount-based incentives payable to tour operators. Salaries and other administrative expenses remained stable.

Other Income. Other income primarily represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. Total other income decreased from $0.6 million for the three months ended 2006 to $0.1 million for the same period in 2007.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2007.

Sales. For the nine months ended September 30, 2007, our overall sales decreased 0.2% from $42.0 million to $41.9 million relative to the nine months ended September 30, 2006. For the three quarters of 2007, $13.6 million in sales resulted from watches, a new addition to our product line. Of the remaining $28.3 million in sales, approximately $24.2 million were sales generated by our retail segment (excluding watches), $3.7 million was generated from our trading segment, and $0.4 million was referral income. Since January 2007, we began cooperating with a watch retailer in Hong Kong in an arrangement in which we merchandized some high-value watches and sold them through our cooperating watch retailer’s store on a consignment basis. We earned net income on these watch sales, after all relevant expenses and commissions to our co-operating watch retailer, and those expenses were reflected in our cost of sales. The profit margin from our watch sales was about 6%. Excluding watch sales, the remainder of our retail segment generated $24.2 million in sales. The number of customer visits to our stores for the first nine months ended September 30, 2007 dropped from 548,036 to 332,412 a decrease of 39%, compared with the same period in 2006. Although the number of customer visits declined, the average spending per capita increased from $67 in the three quarters of 2006 to $73 in that of 2007, as a result of our continued focus on quality customers and a shift toward more first-time visitors from higher income cities. In addition, we diversified our income sources and derived referral income by introducing tourists to other retailers that do not directly compete with us.

Cost of Sales. Cost of sales increased from $19.5 million for the nine months ended September 30, 2006 to $25.9 million for the nine months ended September 30, 2007, representing an increase of 33%. The increase of cost of sales was mainly due to the addition of watches to our product line. For watch sales considered alone, the cost of watch sales was $12.8 million and the profit margin was about 6%. Excluding the cost of sales from watches, and for purposes of comparison of our cost of sales in the same period in the prior year, all of our other cost of sales was $13.1 million. Our overall gross profit margin declined by 16%, from 54% for the nine months ended September 30, 2006 to 38% for the same period in 2007. However, if the effect of watch sales is excluded, our gross profit margin with respect to all other parts of our business improved from 53% to 54% over the third quarter of 2006 and 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $19.7 million for the nine months ended September 30, 2006 to $16 million for the same period in 2007. As a percentage of retail sales, our selling expenses increased to 41% for the nine months ended September 30, 2007 from 34% for the same period in 2006. In order for travel agents and operators to support our refund guarantee scheme, we paid increased commissions to travel agents and operators, which represented about 4% of the increase in our selling expenses percentage. The increase in our selling expenses is also attributed to an advertising campaign, in which we spent approximately $0.3 million as compared to minimal advertising expenses in 2006.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another significant source of other income was from concessionaire sales, which was expanded to two shops in the third quarter 2007 comparing to only one shop in the same period of 2006. On the other hand, higher finance costs were incurred due to issuing convertible debentures in October 2006. Financing costs included $0.77 million of amortization of the discount on the debentures payable and $0.18 million interest expenses on our convertible debentures issued in October of 2006. As a result, total other income decreased from $1.2 million for the nine months ended September 30, 2006 to net costs of $0.2 million for the same period in 2007.

Business Segments

Our operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. We identify our reportable segments based on management responsibility, and these reportable segments are (i) the trading segment (“Trading Segment”) and (ii) the retail segment (“Retail Segment”). Information on segments and reconciliations to income before income taxes are described in Note 16 to our consolidated financial statements and is incorporated herein by reference.

Trading Segment

Segment sales and profit for our Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the third quarter of 2007 decreased 21%, from $4.7 million for nine month period ended September 30, 2006 to $3.7 million for the same period in 2007.

Total segment profit as a percentage of sales for the Trading Segment was 5% for the nine month ended September 30, 2007, as compared to 4.9% for the same period in 2006.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the third quarter of 2007 increased 2%, from $37.3 million for nine month period ended September 30, 2006 to $38.2 million for the same period in 2007. The increase in revenues is attributed to $13.5 million in revenue from watch sales generated in the third quarter of 2007. Sales in relation to normal operations were $24.7 million.

Total segment profit (loss) as a percentage of sales for the Retail Segment was 1.6% in loss and 6.5% in profit for the nine months period ended September 30, 2007 and 2006 respectively.

Liquidity and Capital Resources

Cash Flows. For the nine month period ended September 30, 2007, net cash flow drawn by operations was ($1,159,437). The increase in net cash flow used in operations in 2007 was due to an increase in inventories and also prepayment for advertising. We collected almost all trade receivables derived from referral income in the first quarter of 2007.

Net cash flow used in investing activities in the third quarter of 2007 was $394,290, which was primarily due to the loan to travel agency and the purchase of office equipment.

Net cash flow used in financing activities was $522,823 mainly because we financed our acquisition of office equipment though capital lease arrangements and payments for the installment loans.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months. There is no assurance, however, that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our expenditures, including capital expenditures for property and equipment, which could harm our business.

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

The following tables summarize our contractual obligations as of September 30, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)

Contractual Obligations:

Total Indebtedness	$273	$259	$14	—	$—

Capital Lease Obligations	345	306	39	—	—

Operating Leases	940	137	803	—	—

Total Contractual Obligations:	$1,558	$702	$856	$—	$—

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At September 30, 2007, we had approximately $0.5 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the continued services and performance of our executive management and other key personnel, in particular, Alex Chun Shan Yue, our founder and Chief Executive Officer, and Danny Sau Kwong Leung, our Chief Operating Officer. The loss of any of these executive officers or other key persons could harm our business. On July 1, 2007, Albert Wong resigned as our Chief Financial Officer, and Mr. Kwan Pui Wong was appointed by the Board of Directors as our Chief Financial Officer effective July 1, 2007.

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

Under the Refund Protection Scheme, retailers who intend to arrange for mainland China's Inbound group visitors must register with the Travel Industry Council and one of the conditions of registration is that registered retailers shall offer six-month, full refund protection to mainland China's inbound group visitors. As a part of the conditions of the Refund Protection Scheme, registered retailers must assist tour operators and inbound visitors seeking refunds. Registered retailers who fail to comply may be subjected to penalties imposed by the Travel Industry Council. We have registered with the Travel Industry Council under the new rules and offer a 180-day refund policy to our customers.

Our operations may be negatively impacted by these heightened standards and implementation of the new rules.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

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

Wey cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq Small Cap Market or other markets.

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

Our principal stockholders and their affiliated entities own approximately 80% of our outstanding ordinary shares, representing approximately 80% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all of our stockholders.

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

Past activities of the Company and our affiliates may lead to future liability for us.

Prior to our entry into the Agreement and Plan of Share Exchange (“Share Exchange Agreement”) on June 22, 2006, the Horizon Group was engaged in our operations. Although for a period of two years after the Closing Date the major shareholders of the Horizon Group will indemnify us against any loss, liability, claim, damage, or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Share Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

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

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

ASIAMART, INC.
a Delaware corporation

Dated: November 19, 2007	By:	/s/ Alex Yue
Alex Yue
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2007	By:	/s/ Kwan Pui Wong
Kwan Pui Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)