Form 10-K
period 2007-12-31
ASIAMART, INC.
filed 2008-04-15
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30292

Asiamart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 1508, Peninsula Square 18 Sung On Street, Hunghom Kowloon, Hong Kong	(852) 3580-8808
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☐
Non-accelerated filer ☐                                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No   ☑

As of June 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,711,726 based on a closing price of $0.50 (or average bid and asked price) per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of March 28, 2008, the Registrant had 24,744,177 shares of Common Stock issued and outstanding.

Asiamart, Inc.

FORM 10-K

For the Year Ended December 31, 2007

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties that can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this report and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2008.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "Asiamart" means Asiamart, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Overview

We are a retail and trading company established in 1998, that focuses on the outbound China tourist retail market. We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of China (areas of China other than Hong Kong are referred to as “mainland China”) who are brought directly to our shopping centers through a large network of travel companies and tour operators. We offer this captive group of tourists attractive prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products, watches and optical instruments, producing high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provide us with volume purchasing power, and combined with the relatively low overhead of our shopping centers strategically located in low to moderate rent districts, we have been able to quickly achieve profitability.

Our customers are brought to our shopping centers through tours organized by various mainland Chinese travel companies and travel tour operators. We work with about 100 Chinese travel companies and tour operators in Mainland China. Currently, our shopping centers currently receive an average of over 1,300 visitors per day, principally from mainland China. A visit to our shopping centers is an integral part of the itinerary for tourists who book tours to Hong Kong through the travel companies and tour operators with whom we have a relationship. Since shopping is a major attraction for tourists visiting Hong Kong, and because tourists usually have limited time during their visit, many of our shoppers view a visit to our shopping centers as a window of opportunity to gain access to goods that are difficult to find in mainland China or to find quality sought-after items at an attractive price. The average time each tourist spends in our shopping centers is approximately two hours.

We source products from about 110 vendors. Our strong sales volume, rapid inventory turnover and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms of one to three months’ credit. We have either written contracts or verbal agreements based on historical dealings with the vendors under which certain quantities must be purchased before we are qualified to have rebates or discounts. We are not, however, obligated to purchase any particular quantities from any of our suppliers. We carefully monitor sales trends and modify purchasing strategy to benefit from supplier discounts as a result of volume purchasing. These relationships allow us to benefit from favorable trade terms resulting in payables of 90 to 150 days with our top suppliers.

Our shopping centers resemble a typical department store. However, since shoppers are transported via tour bus by the travel companies and tour operators to our store, our shopping centers need not be located on prime commercial real estate sites or have elaborate facilities. Instead, we seek shopping center locations in areas with reasonable rents and readily available parking for large tour buses. Because such locations tend not to be in the prime commercial areas of Hong Kong, tourists who are transported to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers during their visit. By selecting sites with very reasonable rents located in non-prime commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other area retailers.

Our merchandising strategy is to provide our customers with a broad range of well-known branded products that are most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, and to focus on selling popular products at high volume. Accordingly, our product line is relatively streamlined and each shopping center only carries approximately 1,000 active stock keeping units (“SKUs”).

Corporate History

Reverse Take-over Transaction

On June 22, 2006, we (then named WT Holdings Corporation) acquired the business that now constitutes our Hong-Kong based retail and trading operations, by executing an Agreement and Plan of Share Exchange (“Exchange Agreement”) by and among the company on the one hand, and Horizon Corporation Limited, a Hong Kong corporation (“Horizon”), Profits Dreams Development Ltd. (“PDD”) and its shareholders, and Forever Rise Holdings Limited (“FRHL”) and its shareholders on the other hand. Prior to the Exchange Agreement, FRHL was the parent company of Horizon, which in turn was the parent company of PDD, which in turn owns five operating subsidiaries: (i) Allied Fine Development Limited, (ii) Max Surplus International Development Limited, (iii) Manigood International Industrial Limited, (iv) Raffle Limited, and (v) Sure Profits Trading Limited, each a corporation organized under the laws of Hong Kong (the “Operating Subsidiaries”). Pursuant to the Exchange Agreement and on the Closing Date, we acquired the Horizon Group by issuing shares of the our common stock (the “WT Holdings Shares”) to FRHL, and in exchange, the PDD Shareholders assigned 100% of the outstanding common stock of PDD to us. As a result of the transactions under the Exchange Agreement, we acquired the business and operations of the Horizon Group, and our principal business activities are conducted through the Operating Subsidiaries. As a result of the transactions under the Exchange Agreement, (i) there were a total of 98,142,476 shares of our common stock issued and outstanding, (ii) the prior stockholders of the company (who prior to the transaction owned 100% of the shares), held 30% of the issued and outstanding shares of the company, and (iii) the remaining 70% of the issued and outstanding common stock of the company were then held by the FRHL Shareholders. The closing of the reverse acquisition transaction occurred on June 28, 2006. The above description of the reverse take-over transaction is qualified in its entirety with reference to our current report on Form 8-K, together with the exhibits included with such report, as filed with the SEC on June 28, 2006.

Senior Convertible Debenture Financing - October 2006

On October 6, 2006, we completed the issuance and sale of $3,069,895 principal amount of our senior convertible debentures in a private placement to accredited investors. The financing was conducted pursuant to a Securities Purchase Agreement dated October 6, 2006 entered into between us and the accredited investors named on the schedule of buyers thereto (“Securities Purchase Agreement”). Maxim Group LLC acted as the lead placement agent with Chardan Capital Markets LLC as the co-placement agent in the financing. Under the terms of the financing, the senior convertible debentures are unsecured, bear 8% interest per year payable in cash, and mature in three years. The debentures are convertible into a quantity of common stock ranging from approximately 11.6 to 16.0 million shares, depending upon a one-time adjustment to the conversion price, which shall occur on October 6, 2007. The initial conversion price of the debentures is $0.24 per share, which conversion price may be adjusted to equal the volume-weighted average trading price of our common stock for all trading days during the one year following the closing of the financing, subject to a maximum conversion price of $0.264 per share and a minimum conversion price of $0.192 per share (“Conversion Price Collar”). The conversion price of the debentures is also subject to anti-dilution adjustments within the Conversion Price Collar in the event we sell and issue shares of our common stock for below $0.24 per share. We may, at our election, force conversion of the debentures after the first anniversary of the closing, if the volume weighted average trading price of our common stock exceeds $0.48 per share for 30 consecutive trading days, and the average daily trading dollar volume exceeds $350,000. We may also redeem the debentures at 125% of the principal amount of the debentures plus accrued unpaid dividends at any time after the first anniversary of the closing.

In connection with our October 2006 financing, we also issued warrants to investors that are exercisable for up to approximately 8 million shares of our common stock with an exercise price ranging from $0.2112 to $0.2904 per share. The exercise price is adjustable based upon the conversion price of the debentures. The warrants are exercisable for a five-year period commencing on October 6, 2006. We also agreed to issue, in connection with the October 2006 financing, warrants to the placement agents for the purchase of up to 1,279,123 shares of our common stock with an exercise price ranging from $0.2112 to $0.2904 per share.

On October 6, 2006, in connection with the financing, we also entered into a registration rights agreement dated October 6, 2006 under which we agreed to use commercially reasonable efforts to cause the common stock issuable upon conversion of the debentures and exercise of the warrants issued to the investors and placement agent to be registered for resale on an appropriate form for registration to be filed with the SEC within 30 days following the closing, and to keep such registration statement effective until the shares underlying the investor warrants and senior convertible debentures can be sold without restriction under Rule 144(k). On November 3, 2006, we filed a registration statement pursuant to the registration rights agreement, in order to register these shares for resale by the investors in the October 2006 debenture financing, which became effective on January 16, 2007. Under our registration rights agreement with the investors, if we do not maintain the effectiveness of our registration statement, we may be subject to penalties.

The above description of the terms of the October 2006 financing is qualified in its entirety with reference to the forms of agreements included as Exhibits 10.1, 10.2, 10.3 and 10.4 to our current report on Form 8-K filed with the SEC on October 10, 2006.

Our Shopping Centers

Our shopping centers resemble a typical department store. Because shoppers are transported via tour bus by the travel companies and tour operators to our shopping centers, the centers are not elaborate facilities located on prime commercial real estate sites, but rather, we operate cost effective facilities in locations with reasonable rents and readily available parking for large tour buses. Tourists who are brought to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers during their visit. By selecting sites with very reasonable rents located in non-prime commercial areas, we maintain low overhead expenses and reduce our exposure to competition from other retailers located in the city.

In 2007, we operated three shopping centers in Hong Kong, but in the first quarter of 2007, as part of our plans to convert one of our locations into a high-end retail store, we consolidated our three outlet stores into the following two:.

•	Super Star Department Store. This shopping center has approximately 20,000 square feet of floor space and is located in the area in Hong Kong known as To Kwa Wan.

•	Hong Kong (Duty Free) Centre. This shopping center has approximately 20,000 square feet of floor space and is located in Whampoa Garden, in Hung Hom, close to convenient transportation centers.

At each of our shopping centers, we strive to provide our shoppers with a unique shopping experience through user-friendly store formats and high quality customer service. We employ approximately 130 highly trained salespersons in our shopping centers. Our salespersons are trained to have in-depth product knowledge so that they can answer questions, conduct product demonstrations, and offer suggestions to customers for additional, supplementary products available for purchase. Many of our salespersons are multi-lingual and are able to communicate with our shoppers in multiple languages and dialects. Our stores operate from 10 am to 7 pm each day.

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

Products We Sell

We sell internationally branded products of high quality, including high-end consumer electronics and prestigious cosmetics imported from Europe and Japan. In addition to cosmetics, our product line also includes consumer electronics, health products, and herbal ornaments, which are the categories of products most sought after by mainland Chinese tourists.

All products sold at our stores are guaranteed to be authentic products from the original manufacturers. We provide our customers with a 180-day full refund policy, and an optional three-year repair service to cover certain appliances.

Our merchandising strategy is to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, focusing on selling popular products at high volume. As such, our product line is relatively streamlined, and each shopping center only carries approximately 1,100 SKUs.

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

All consumer electronics products sold at our shopping centers are guaranteed by our suppliers and exclusive agents to be authentic manufacturer’s products. We stamp receipts for the products we sell with a specially designed logo in order to provide our customers assurance of authenticity and that the products purchased through our stores have been supplied by authorized dealers. We have tailored and expanded our product offerings to meet the requirements of our clients from mainland China, including exclusive models supplied by Panasonic, JVC, Samsung, Olympus, Pentax and Rollei. The products we sell generally come with a 180-day full-refund return policy and a standard manufacturer’s warranty.

Sources of Products We Sell

Purchasing from Suppliers and Manufacturers. We source products from over 100 suppliers and manufacturers. We have developed strong and long-term relationships with our top five suppliers, and many of these suppliers have been working with us or our executives for nearly 20 years. We have experienced little to no turnover with our primary vendors in the past. Since most of the products we sell are generally available from more than one manufacturer, we secure secondary sources for most of our top-selling products. As a result, we have not experienced any difficulty in obtaining sufficient quantities of merchandise and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business.

Volume purchases from our suppliers allow us to benefit from volume discounts and favorable trade credit terms. We have either written contracts or verbal agreements based on historical dealings with the vendors under which certain quantities must be purchased before we are qualified to have rebates or discounts. We are not, however, obligated to purchase any particular quantities from any of our suppliers. We carefully monitor sales trends and modify purchasing strategy to benefit from supplier discounts as a result of volume purchasing. These relationships allow us to benefit from favorable trade terms resulting in payables of 90 to 150 days with our top suppliers.

Alliance and Affiliation Arrangements. In addition to purchasing from suppliers, we have entered into alliance and affiliate arrangements with retailers, manufacturers and distributors of our products.

In 2004, our wholly-owned subsidiary, Manigood International Industrial Limited, entered into an alliance with Good Merit International Enterprise Limited, conducting business as the “Bonjour Group,” a publicly traded company that is the largest cosmetics and skin care retailer in Hong Kong. The Bonjour Group has a significant market share in the People’s Republic of China (“PRC”) cosmetics and skin care market. In 2005, its revenues from PRC customers at our Hong Kong (Duty Free) Center was approximately USD $2.6 million. Under our agreement with the Bonjour Group, which was extended by its own terms until September 2009, we act as primary tenant, and permit the Bonjour Group to operate within our space, occupying approximately 30% of the floor space at our Hong Kong (Duty Free) Center in Whampoa Garden. We benefit from the presence of an internationally known cosmetics retailer in our store, and the Bonjour Group pays an agreed portion of certain operating expenses including personnel costs, tenant improvements and remodeling, management fees, utilities, and payments to tour operators.

We have a business alliance with the Shun Hing Group, one of the largest distributors of electronics worldwide. The Shun Hing Group is an authorized dealer of international brands such as Panasonic and JVC. Our alliance with the Shun Hing Group permits us access to deep volume discounts, as well as exclusive models sold only through our stores. The Shun Hing Group works with us to provide and set up branded sales counters in our stores.

Product Pricing

In general, we aim to price our products competitively and at a discount to most price points in the consumer retail industry. Our pricing system is relatively flexible in that our store managers have control over product pricing in the stores they manage. We hold monthly and weekly meetings with our store managers to evaluate our pricing strategies, gross profit levels, and the performance of our sales force. Our purchasing team provides us with up-to-date information on market situation, products, and pricing in order to stay competitive and sustain our dominant market position.

Our Relationship with Travel Companies and Tour Operators

We have a strong relationship with over 100 Chinese travel companies and tour operators, including the following major tour operators, which, in 2007, held over 60% of the market share for outbound mainland Chinese travelers to Hong Kong:

Good Friendship (Hong Kong) Limited;

Golden Win International Travel Services Limited;

Harvest International Travel Services Limited;

Million Tour Limited;

Golden Fortress Tour Limited;

Federal Hong Kong Holdings Limited;

Amsito Travel Services Limited;

Superlink Travel Company Limited; and

Wah Wing Travel Services Limited.

We have arrangements with these and other tour operators, under which we pay a commission based on the sales volume generated from each tour. A commission is ordinarily paid to the tour operators within one week after sales are made.

Seasonality

We are subject to more seasonality than typical retailers. We generally experience increases in sales during the summer months, as travel and tourist activity increases. On the other hand, we generally experience a decrease in sales during the winter months when there are fewer travelers. We typically experience three peak periods when tourist activity usually increases, which are Chinese New Year (celebrated in January or February of each year), Golden Week (the first week of May), and National Day for the People’s Republic of China (October 1).

Trading Operations for Excess Inventory

Because of our strong sales volume, rapid inventory turnover and strong relationships with our suppliers, we are able to frequently negotiate to purchase an amount of products in excess of what we can sell in our shopping centers at substantial discounts. We have taken advantage of our ability to purchase products at such volume discounts by selling a portion of such products to other retail businesses for a quick profit. We operate such trading operations through two of our wholly owned subsidiaries, Raffle Limited and Sure Profits Trading Limited. Both subsidiaries sell products from suppliers to retailers throughout Southeast Asia, Hong Kong and mainland China. In 2007, Raffle Limited sold $24 million, approximately 25% of its products purchased, to other retailers, supplying our shopping centers with the balance of the products. In 2007, Sure Profits Trading Limited sold $16 million, approximately 33% of its products purchased, to other retailers, supplying our shopping centers with the balance of the products.

Our Customers

Virtually all of our customers are tourists from mainland China who are visiting Hong Kong through organized tour packages. Our shoppers are from all parts of mainland China, including Beijing, Shanghai, Tianjin, Shanxi, Shandong, Neimenggu, Sichuan, Gansu, Jilin, Anhui, Jiangxi, Jiangsu, and Yunnan. A visit to our shopping centers is part of the itinerary for all tourists who book tours to Hong Kong through the travel companies and tour operators with whom we have a relationship, and such travel companies and tour operators transport those tourists directly to our shopping centers. Since one of the major draws for visiting Hong Kong is shopping and the typical Hong Kong tourist has limited shopping time, most of our shoppers view a visit to our shopping centers as an opportunity to gain access to goods that are difficult to find in mainland China or to find goods at an attractive price. The average time each tourist spends in our shopping centers is approximately two hours.

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

In 2006, we had an average of 1,800 tourists per day visiting our shopping centers. In 2007, we received an average of 1,300 visitors per day to our stores, representing a decrease of 28% from the previous year. In the first quarter of 2008, we received an average of 1,100 visitors per day to our stores, representing a decrease of 15% from the previous year.

Competition

The retail industry is highly competitive and fragmented among a large number of retailers, wholesalers, direct marketers and other sellers. We believe we hold a dominant position in the rapidly growing travel retail market in Hong Kong, which is regarded as a specialized segment of the overall consumer retail market. We have developed this position over several years by forming strong relationships with travel agencies and tour operators, and accruing experience in the market in which we specialize. Currently we believe that only one other firm in Hong Kong presents us with any significant competition by holding what we estimate to be 10% of the PRC tourist retail market in Hong Kong.

Intellectual Property

On April 25, 2007, we filed a trademark application with the Korean Intellectual Property Office in South Korea for our new Vokey mobile phone product. Assuming no opposition is filed during the publication period of our application, we expect that our trademark will be registered in August 2008.

Employees

As of March 28, 2008, we had approximately 200 employees.

Management Information System

We have invested considerably in our management information system, which we consider to be important in enabling us to effectively operate and manage our business. We have developed an in-house supply chain system that fully manages wholesale sales, inventory management, logistics and procurement. Our system, which has been in development for over five years, is capable of processing millions of transactions without significant infrastructure alterations and capital investment. Our information management system is capable of handling a large product line, and provides us real time control over our inventory, logistics, procurement processes and sales activity. We continue to develop our information systems to efficiently update our database of products, streamline our inventory management and provide financial reporting capabilities to aid in decision making. Our current software platform is significantly scalable and will allow us to achieve substantial growth with limited additional capital expenditures.

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

We currently employ a point-of-sale system, which allows our management to monitor our sales and inventory levels in real time. Our systems allow us to adjust our strategy and pricing in response to changing market conditions. For example, our system allows us to make real time inventory inquiries and prepare comprehensive reports of sales activity for analysis by management. Our system includes over 30 modules for back office management, such as stock transfer (transfer of inventory), purchase order management, sales invoicing, and day-end and month-end processes.

Our inventory management system was developed in, and has been in operation since, 2000. We updated our system in 2006 at a cost of over $120,000 to enhance its capacity to provide prompt management information on sales, purchases, and inventory data. Our system allows management to react quicker to customer preferences based on such data. In addition, the system provides for extensive flexibility to locate inventory on-hand, estimate product delivery time, and order out-of-stock items.

Our Growth Strategy

We plan to continue expanding our business and increasing our sales and profitability by:

•
opening new shopping centers within Hong Kong and eventually expanding and duplicating our business in Hong Kong into other Southeast Asian countries, which may include Macau, Taiwan, Singapore and/or Malaysia;

•	further developing relationships with tour companies and operators to increase traffic to our retail stores;

•	entering into strategic partnerships with exclusive agents who supply us with products, and continue to negotiate for volume discounts;

•	broadening and expanding our product offerings and product lines;

•	offering delivery services to mainland Chinese purchasers of big-ticket items such as plasma televisions;

•	expanding our range of clientele to include independent travelers in addition to package tour customers;

•	further developing and enhancing our marketing efforts through tourist publications targeting our mainland Chinese clientele;

•	further improving and enhancing a customer’s buying experience to encourage frequent repeat visits and generate customer referrals;

•	investing in the development of our own private label brands;

•	seeking acquisitions of complimentary businesses in the tourism industry; and

•	developing other travel-related revenue opportunities using our customer base.

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

The retail sector, in our geographic area, is rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used, and may continue to use, aggressive pricing or carry a larger inventory than we do. We expect that competition will further intensify in the future. Because barriers to entry are limited, current and new competitors may open retail locations that will compete with ours.

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

We compete not only for customers, but also for favorable product allocations from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our suppliers, deny us access to their products and devote greater resources to marketing and promotional campaigns.

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

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products that reflect our customers’ preferences. Consumer tastes are subject to frequent, significant and sometimes unpredictable changes. To be successful in our line of business, our product offerings must be broad, deep in scope and affordable to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, our revenues could decline. In addition, any failure to offer products that satisfy customers’ preferences could allow our competitors to gain market share.

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

We are subject to broad economic factors that drive consumer spending and maintain the health of the retail industry in Asia. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending may fall and the Asian retail industry may suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.

We may be adversely affected by the trend towards retail trade consolidation.

As we pursue our retail distribution strategy, our sales will be contingent upon favorable wholesale prices that we can obtain from retailers. If retailers merge or the retail industry consolidates, the larger, combined retailers will have significant pricing power because of the sheer size of their retail networks. As a result, we may not be able to obtain reasonable prices for our products. Consequently, our margins may decline and our results of operations may be reduced. There can be no assurance that we will be able to obtain reasonable wholesale prices for our products under a scenario where retailers merge and consolidate into larger entities.

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

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through our wholly owned subsidiaries in Hong Kon. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in Hong Kong in the event that you believe that your rights have been violated under U.S. securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Hong Kong may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

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

Our corporate headquarters are located in Hong Kong, where we lease an office of approximately 2,700 square feet. As a part of our planned expansion, we may open additional retail locations in other cities in Asia. In addition, we plan to acquire or lease an additional facility in connection with the expansion of our proprietary line of branded products. Please see the subsection entitled “Our Shopping Centers” under the “Business” section above.

Except for our plans for expansion, which are contingent upon raising the necessary capital, we believe that our existing space is adequate for our current anticipated operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms. We currently do not own any real property.

Item 3.	LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07).  On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006.  The Company has filed a Motion to Dismiss the Complaint which is still pending before the Court.  Discovery has not commenced, and the Court has not set a trial date on this matter.  The Company denies the allegations in the Complaint and shall diligently defend itself in the action.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is not listed on any stock exchange. The common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “AAMA”. Since 2004, there has been little or no active trading market for our common stock. Since completion of our reverse acquisition followed by our financing in October 2006, however, the trading volume of our stock has increased.

The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2007:
Quarter ended December 31, 2007	$0.40	$0.20
Quarter ended September 30, 2007	$0.37	$0.21
Quarter ended June 30, 2007	$1.01	$0.37
Quarter ended March 31, 2007	$1.50	$0.75

FISCAL YEAR 2006:
Quarter ended December 31, 2006	$5.00	$1.16
Quarter ended September 30, 2006	$5.20	$4.80
Quarter ended June 30, 2006	$2.75	$0.297
Quarter ended March 31, 2006	$1.50	$0.82

As of March 28, 2008, there were approximately 254 stockholders or record of our common stock, and 6 preferred stockholders. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. On April 11, 2008, the closing sale price of our common stock on the OTC Bulletin Board was $0.14 per share.

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

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and our consolidated financial statements for the year ended December 31, 2007, and the related notes included elsewhere in this report. We derived the financial data for the period January 1 through December 31, 2007 from our financial statements, and as of December 31, 2007 and 2006, included in this report beginning on page F-1. We derived the financial data for the periods as of December 31, 2005, 2004 and 2003 from our unaudited financial statements which are not required to be included in this report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands of U.S. Dollars)
Consolidated Statements of Operation Data:
Revenue	58,411	53,144	46,148	35,730	7,914
Cost of Sales	(36,070)	(23,961)	(25,674)	(21,940)	(7,530)

Gross Profit	22,341	29,183	20,474	13,790	384
Selling, General And Administrative Expenses	(23,418)	(25,741)	(17,008)	(12,685)	(304)
Merger Transaction Expense	0	(856)	—	—	—

Income/(loss) from Operations	(1,077)	2,586	3,466	1,105	80
Other Income, net	103	1,466	850	483	37

Income Before Taxes	(974)	4,052	4,316	1,588	117
Income Taxes	(96)	(903)	(793)	(285)	(30)

Net Income	(1,070)	3,149	3,523	1,303	87

Basic Earnings/(loss) Per Share (in US$)	(0.043)	0.13	0.14	0.05	0.003
Diluted Earnings/(loss) Per Share (in US$)	(0.043)	0.13	0.14	0.05	0.003
Basic Weighted Average Number of Shares Outstanding	24,617,442	24,535,755	24,535,755	24,535,755	24,535,755
Diluted Weighted Average Number of Shares Outstanding	24,617,442	25,103,781	24,535,755	24,535,755	24,535,755
Reconciliation to Normalized EBITDA:
Net Income/(loss)	(1,070)	3,149	3,523	1,303	87
Income Taxes	96	903	793	285	30
Interest Income	(6)	(28)	—	—	—
Other Income	(97)	(1,438)	(850)	(483)	(37)
Depreciation & Amortization	256	224	118	67	23
Non-Recurring Expenses	0	856	—	—	—

Normalized EBITDA(1)	(821)	3,666	3,584	1,172	103

(1)	EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax and depreciation and amortization expense.

We use Normalized EBITDA as a measure of underlying performance of the Company’s business from period to period, excluding the effect certain non-recurring expenses related to the reverse acquisition in June 2006, depreciation and incidental income from non-core sources. Further, since EBITDA is a measure commonly used by the capital markets to value enterprises in our industry, and because interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness and interest rates, we believe excluding these items provides insight into the underlying results of operations and facilitates comparisons between Asiamart and other companies.

Our use of Normalized EBITDA has limitations, however, as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Normalized EBIDA does not reflect our cash expenditures for interest and other fixed charges;
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Normalized EBITDA does not reflect cash requirements for such replacements;

•	It does not reflect changes in, or cash requirements for, our working capital needs;
•	It does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	Other companies, including companies in our industry, may calculate these measure differently than we do, limiting their usefulness as a comparative measure; and
•	It is not a measure of earnings available equity holders.

Because of these limitations, Normalized EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Normalized EBITDA only supplementally.

	Twelve Months Ended
	December 31,
	2007	2006	2005	2004	2003
	(In Thousands of U.S. Dollars)
Total Assets	11,952	11,692	10,812	4,744	1,724

Current portion of long term debt	523	834	503	9	0

Long term debt less current portion	1,395	345	394	29	0

Stockholders' equity	6,031	7,083	5,487	1,561	256

Quarterly Results of Operations

			Net income/	Net income
	Net sales	Gross profit	(loss)	per share
	$'000	$'000	$'000	$

FISCAL YEAR 2007

Quarter ended December 31, 2007	16,626	6,473	(656)	(0.026)

Quarter ended September 30, 2007	11,893	6,151	(458)	(0.020)

Quarter ended June 30, 2007	13,037	3,053	(936)	(0.037)

Quarter ended March 31, 2007	16,855	6,665	980	0.040

FISCAL YEAR 2006

Quarter ended December 31, 2006	11,492	7,013	364	0.015

Quarter ended September 30, 2006	11,988	6,395	1,127	0.011

Quarter ended June 30, 2006	15,223	8,254	600	0.006

Quarter ended March 31, 2006	14,442	7,522	1,058	0.04

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with Selected Consolidated Financial Data and the Company’s financial statements and the notes to those financial statements that are included as exhibits to this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Note Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For our retail operation, we source products from over 100 vendors. Our strong sales volume, rapid inventory turnover and strong relationships with vendors allow us to take advantage of volume discounts and favorable trade credit terms.

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

Our merchandising strategy is to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We seek to limit specific items in each product line to fast selling models, sizes and colors, focusing on selling popular products at high volume. As such, our product line is relatively streamlined and each shopping center only carries approximately 1,000 active stock keeping units (“SKUs”).

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

We have aggressively and strategically pursued development of our retail business with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in this market, and operated three shopping centers with a combined total area of 53,000 square feet in 2006. However, due to changing the marketing strategy of in focusing high quality customers, in 2007 we decided to consolidate our three stores into two, beginning in the first quarter of 2007.

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

2007 Highlights

In 2007, our company completed or underwent the following transactions or events:

•
In January 2007, we signed agreements with Golden Winning Ltd., and Holiday Travel (HK) Ltd., to bring additional tourists to our stores, which relationships are projected to result in an average of 4,000 additional visitors to our stores per month.

•	In January 2007, we began sales of high-end luxury watches, through a consignment arrangement with a Hong Kong-based watch retailer.

•	In February 2007, we also introduced our mobile phones under our private label “Vokey,” which we began selling in our stores in the first quarter of 2007.

•	In early 2007, we secured exclusive distribution rights for “Rollei” brand electronic appliances, made in Germany, including products such as digital and video cameras.

In 2007, two major trends affected our business. First, in mid-2007 the Hong Kong government instituted a refund protection scheme in response to concerns about sales of counterfeit goods, in particular, to tourists visiting Hong Kong. Second, there has been a general trend in favor of independent travel by individuals and families from the PRC to Hong Kong, which has created a competing alternative to organized group tours. Management believes that part of the reason for this second trend is the recent expansion by the PRC government of tourist visas to residents of more cities in China. Management also believes that organized group tours provided a means for PRC residents to more easily obtain a tourist visa for travel to Hong Kong, in contrast with individual or independent travel in which visa grants were previously more difficult for PRC residents to obtain.

Management is developing strategies to adjust to these new trends, including an adjustment to our marketing strategy to attract more high quality customers, and diversification of our product line. With regard to concerns about counterfeit good, management projects that the resulting general decrease in retail sales to tourists will have a short- to medium-term effect, and that the institution of a refund protection scheme will in the long run benefit reputable retailers who do not engage in the sale of counterfeit goods.

2008 Outlook

In 2008, we aim to adjust our strategy to target higher-end customers who yield higher sales per visit. We also intend to continue to seek methods of expanding our product offerings in order to maintain or increase our sales, and attract higher-end customers. We believe the above-mentioned trends will continue to affect our business in 2008.

In our efforts to achieve expansion into new markets, management is continuing to evaluate potential new store locations in areas with heavy tourist traffic, such as Macau. In addition, management is working toward evaluating and developing proposals to affiliate with travel-related web portals as a part of its overall marketing strategy.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2006 and December 31, 2007.

Sales. For the three months ended December 31, 2007, sales increased 49% from $11.1 million to $16.5 million relative to the three months ended December 31, 2006. The average spending per capita increased from $74 for the three months ended December 31, 2006 to $78 for the same period of 2007, an increase of 5% mainly because of more tourists coming from cities with a higher average household income and the increased number of patronage from 103,742 for the three months ended December 31, 2006 to 129,208 for the three months ended December 31, 2007, an increase of 24% over the corresponding periods. Our retail sales for the three months ended December 31, 2007 were $10 million, an increase of 2% from $9.8 million for the same quarter last year. In the first quarter, watch sales became a significant source of sales.

Cost of Sales. Cost of sales increased from $4.5 million for the three months ended December 31, 2006 to $10.2 million for the three months ended December 31, 2007, an increase of 227%, as compared to a 49% increase in sales over the same comparable quarters in 2007 and 2006. The increase in our cost of sales was due to the introduction of watch sales to our product offerings, which have a higher cost relative to the average retail sales price per unit. Our gross profit margin was reduced from 60% for the three months ended 2006 to 38% for the same period in 2007. The drop of margin was mainly due to our tactic of keeping our prices competitive.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $6 million for the three months ended December 31, 2006 to $7.3 million for the same period in 2007. Our selling expenses increased from $4.6 million for the three months ended December 31, 2006 to $5.6 million for the three months ended December 31, 2007. As a percentage of retail sales, our selling expenses increased to 56% for the three months ended December 31, 2007 from 47% for the same period in last year. Our selling expenses increased as a result of an increase in the sale amount based incentives payable to the tour operators and increased advertising. Salaries and other administrative expenses remained stable.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Total other income slightly increased from $0.2 million for the three months ended December 31, 2006 to $0.3 million for the same period in 2007.

Comparison of Year Ended December 31, 2006 and December 31, 2007.

Sales. For the year ended December 31, 2007, our overall sales increased 10% from $53.1 million to $58.4 million relative to the year ended December 31, 2006. For 2007, $14.3 million in sales resulted from watches, a new addition to our product line. Of the remaining $44.1 million in sales, approximately $34.3 million were sales generated by our retail segment (excluding watches), $9.4 million was generated from our trading segment, and $0.4 million was referral income. Since January 2007, we began cooperating with a watch retailer in Hong Kong in an arrangement in which we merchandized high-value watches and sold them through our cooperating watch retailer’s store on a consignment basis. The profit margin from our watch sales was about 6%. The number of customer visits to our stores dropped from 651,778 for 2006 to 461,620 for 2007, a decrease of 29%. Although the number of customer visits declined, the average spending per capita increased from $68 for 2006 to $74 for 2007 as a result of our continued focus on quality customers and a shift toward more first-time visitors from higher income cities. Management believes the decrease in overall customer visits in 2007 is partly due to the trend away from organized group tours in favor of individual or independent travel, as discussed above.

Cost of Sales. Cost of sales increased from $24 million for the year ended December 31, 2006 to $36 million for the year ended December 31, 2007, representing an increase of 50%. The increase of cost of sales was mainly due to the addition of watches to our product line. The cost of watch sales was $13.6 million and the profit margin on our watch sales was about 6%. Excluding the cost of sales from watches, and for purposes of comparing our cost of sales during the same period in the prior year, our other cost of sales was $22.4 million. Our overall gross profit margin declined by 31% from 55% for the year ended December 31, 2006 to 38% for the same period in 2007. However, if the effect of watch sales is excluded, our gross profit margin with respect to all other parts of our business declined only from 55% to 49% over the year of 2006 and 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $25.7 million for the year ended December 31, 2006 to $23.4 million for the same period in 2007. Our selling expenses increased from $15.3 million for the year ended December 31, 2006 to $15.5 million for the year ended December 31, 2007. As a percentage of retail sales, our selling expenses increased to 45% for the year ended December 31, 2007 from 33% for the same period in 2006. In order for travel agents and operators to support our refund guarantee scheme, we paid increased commissions to travel agents and operators. We also increased our advertising efforts by spending approximately $800,000 in 2007 on advertising as compared to $0 spent on advertising in 2006. On the other hand, our administrative expenses decreased by about $2 million from $10 million in 2006 to $8 million in 2007 due to the closure of one of our three stores in early 2007.

Other Income. Other income mainly represented the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another significant source of other income was from concessionaire sales, which was expanded to two shops in the third quarter 2007 compared to only one shop in the same period of 2006. On the other hand, higher finance costs were incurred due to issuing convertible debentures in October 2006. Financing costs included $1 million of amortization of the discount on the debentures payable and $0.24 million interest expenses on our convertible debentures issued in October of 2006. As a result, total other income decreased from $1.5 million for the year ended December 31, 2006 to $0.1 million for the same period in 2007.

Comparison of Years Ended December 31, 2005 and December 31, 2006.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $17.0 million in 2005 to $25.7 million in 2006, representing an increase of 51.3%. Higher expenses in 2006 were the result of an increase in personnel for expansion of operations and an increase of overhead associated with being a public company. In addition, higher selling expenses were a result of an increase in the sale-based incentives payable to the tour operators, and the newly derived referral income in the second half year of 2006.

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

Related Party Transactions

For a description of our related party transactions see the section of this report entitled “Certain Relationships and Related Transactions” on page 39.

Liquidity and Capital Resources

Cash Flows. For the year 2007, net cash flow provided by operations was $148,938. The increase in net cash flow provided by operations in 2007 was because of a decrease in trade receivables. In order to stimulate income, we offered longer credit terms than had in the past, and we have subsequently collected all trade receivables derived from referral income in the first quarter of 2007. An additional factor contributing to an increase in our operating cash was an increase of accounts payable in 2007.

Net cash flow used in investing activities in 2007 was $0.7 million, which was primarily due to an increase in loans to travel agencies.

Net cash flow drawn by financing activities was $0.3 million in 2007 mainly because we borrowed $3 million by issuing of convertible debentures in the last quarter of 2006. In addition, we issued warrants to debenture holders and to the placement agents in connection with the financing. The fair value of warrants and the intrinsic value of the conversion option has been deducted from the face value of the debentures based on the relative fair value method. The discount will be amortized over three years of the debentures into interest expense using the effective interest method. The fair value of warrants on the date of issue was $1,000,757.

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

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	384	318	66	—	—

Capital Lease Obligations	250	205	45	—	—

Operating Leases	792	470	322	—	—
Total Contractual Obligations:	1,426	993	433	—	—

Total indebtedness consists of an installment loan from a financial institution in Hong Kong.

Capital lease amounts primarily consist of equipment to support our wholesale operations. See “Note 7—Property and Equipment” in the notes to the consolidated financial statements, included elsewhere in this report.

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

Off-Balance Sheet Arrangements

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $1.8 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar, and, as of March 28, 2008, has an exchange rate of 7.78 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 200,000 to 250,000 RMB, and $5,000 to $10,000 in U.S. Dollars. However, see the section titled “Risk Factors—Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or investment in our shares.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule begin on the next page, and are included in Part IV, Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

ASIAMART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2006 and 2005	F-1
Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007	F-2
Consolidated Balance Sheets	F-3, F-4
Consolidated Statements of Operations and Other Comprehensive (Loss)/ Income	F-5
Consolidated Statements of Cash Flows	F-6
Consolidated Statements of Changes in Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Asiamart, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Asiamart, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 and in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP
Certified Public Accountants

Englewood, Colorado USA
April 15, 2008

ASIAMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,817,148	$2,560,304
Accounts receivable, net	1,883,609	4,250,898
Inventories	3,817,215	1,042,024
Deposits and prepaid expenses	1,500,599	1,264,949
Other receivables	475,513	560,185
Total current assets	9,494,084	9,678,360

Plant and equipment, net	848,978	678,875

Other assets:
Long-term loan, net	1,211,580	1,030,617
Long-term rental and utilities deposits	157,922	14,095
Debt issuance costs	184,492	289,914
Tax recoverable	54,829	-
Total other assets	1,608,823	1,334,626

TOTAL ASSETS	$11,951,885	$11,691,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,482,382	$1,681,600
Accrued liabilities	1,026,210	1,018,409
Customer deposits	95,292	11,184
Due to stockholders	286,585	304,360
Taxes payable	-	312,322
Other payable	110,771	102,080
Current maturities of long-term debt	523,435	834,035
Total current liabilities	4,524,675	4,263,990

Long-term liabilities
Deferred tax liabilities	15,455	15,508
Long-term debt	115,916	88,359
Debentures payable, net of discount of $1,805,489	1,264,406	241,106
Total long-term liabilities	1,395,777	344,973

TOTAL LIABILITIES	$5,920,452	$4,608,963

Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,744,177 shares issued and outstanding	2,474	2,454
Additional paid-in capital	3,455,421	3,455,441
Retained earnings	2,507,417	3,577,445
Accumulated other comprehensive income	66,121	47,558
Total stockholders’ equity	6,031,433	7,082,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,951,885	$11,691,861

See accompanying notes to consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2007	2006	2005
REVENUE
Sales	$56,987,173	$50,061,197	$39,553,580
Referral income	426,642	2,096,596	-
Related party	997,636	986,877	6,594,460

Total revenue	58,411,451	53,144,670	46,148,040

COST OF SALES	36,069,653	23,961,497	25,673,819

GROSS PROFIT	22,341,798	29,183,173	20,474,221

OPERATING EXPENSES
Selling, general and administrative expenses	23,418,617	25,740,859	17,008,129
Merger transaction expenses	0	855,867	-
Total operating expenses	23,418,617	26,596,726	17,008,129
INCOME/(LOSS) FROM OPERATIONS	(1,076,819)	2,586,447	3,466,092

OTHER INCOME, NET	102,884	1,465,838	850,248

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(973,935)	4,052,285	4,316,340
Provision for Income Tax	96,093	903,255	793,442

NET INCOME/(LOSS)	(1,070,028)	3,149,030	3,522,898
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	18,563	28,947	16,086

COMPREHENSIVE INCOME/(LOSS)	$(1,051,465)	$3,177,977	$3,538,984

BASIC (LOSS)EARNINGS PER SHARE	$(0.04)	$0.13	$0.14

DILUTED (LOSS)EARNINGS PER SHARE	$(0.04)	$0.13	$0.14

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,617,442	24,535,755	24,535,755

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,617,442	25,103,781	24,535,755

See accompanying notes to consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	2007	2006	2005

Cash flow from operating activities:
Net loss	$(1,070,028)	$3,149,030	$3,522,898
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	258,773	223,806	117,730
Amortization of discount and interest on convertible debenture	1,128,722	241,106	-
Loss on sale of assets	-	239,169	738
Provision for obsolete inventories	-	75,840	74,165
(Increase) decrease in assets:
Accounts receivable, trade	2,367,289	(3,305,177)	(165,739)
Inventories	(2,775,191)	758,371	(270,130)
Deposits, prepaid expenses and other receivables	(294,805)	151,165	(1,065,219)
Increase (decrease) in liabilities
Accounts payable	800,782	(312,859)	337,860
Accrued expenses and customers deposit	91,909	(279,110)	(284,893)
Taxes payable	(367,151)	(771,543)	778,861
Other payable	8,691	(127,453)	-
Deferred tax liabilities	(53)	-	-
Net cash provided by operating activities	148,938	42,345	3,046,271

Cash flows from investing activities:
Increase in amount due from shareholders	(17,775)	-	(2,689,930)
Decrease / (Increase) in amounts due from related parties	-	445,074	(75,586)
Long-term loans to staff	-	90,725	(13,507)
Long-term loans to travel agencies	(180,963)	(1,025,946)	(63,652)
Acquisition of subsidiary	-	-	128,928
Proceeds from disposal of property and equipment	-	418,405	90
Purchase of plant and equipment	(428,876)	(555,245)	(89,896)
Net cash used in investing activities	(627,614)	(626,987)	(2,803,553)

Cash flows from financing activities:
(Decrease) / Increase in amounts due to shareholders	-	-	(525,644)
Payment of dividends	-	(533,994)	-
Proceeds from installment loan	302,316	335,066	1,093,015
Repayment of installment loan	(470,198)	(185,168)	(22,199)
Proceeds from capital lease	326,655	328,107	-
Repayment of capital lease obligations	(441,816)	(434,111)	(274,150)
Proceeds from convertible notes	-	2,753,625	-
Net cash provided by financing activities	(283,043)	2,263,525	271,022

EFFECT OF EXCHANGE RATE ON CASH	18,563	(53,717)	2,477

INCREASE IN CASH	(743,156)	1,625,166	516,217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,560,304	935,138	418,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,817,148	$2,560,304	$935,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$62,965	$103,639	$21,801
Income taxes paid	$463,244	$1,673,031	$2,485

NON-CASH TRANSACTION
Cashless conversion of warrants	$20	$-	$-

See accompanying notes to consolidated financial statements

ASIAMART, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals

Balance as of December 31, 2004	24,535,755	$2,454	$(1,454)	$1,557,000	$2,525	$1,560,525
Net income	-	-	-	3,522,898	-	3,522,898
Payment for acquisition of subsidiary	-	-	387,000	-	-	387,000
Foreign currency translation adjustment	-	-	-	-	16,086	16,086

Balance as of December 31, 2005	24,535,755	$2,454	$385,546	$5,079,898	$18,611	$5,486,509

Net income	-	-	-	3,149,030	-	3,149,030
2006 Special Dividend	-	-	-	(4,651,483)	-	(4,651,483)
Warrants issued	-	-	1,000,757	-	-	1,000,757
Conversion option	-	-	2,069,138	-	-	2,069,138
Foreign currency translation adjustment	-	-	-	-	28,947	28,947

Balance as of December 31, 2006	24,535,755	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

Net loss	-	-	-	(1,070,028)	-	(1,070,028)
Cashless conversion of warrants	208,422	20	(20)	-	-	-
Foreign currency translation adjustment	-	-	-	-	18,563	18,563

Balance as of December 31, 2007	24,744,177	$2,474	$3,455,421	$2,507,417	$66,121	$6,031,433

See accompanying notes to consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

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

The Company through its subsidiaries engages in two operating segments, trading and retailing. Trading consists of selling products wholesale to other retail operators and retail consists of selling products primarily to tourist through two discount shopping centers in Hong Kong.

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business
1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a discount shopping center in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19, 2003	Operating a discount shopping center in Hong Kong

5	Max Surplus International Development Limited	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Operating a discount shopping center in Hong Kong, closed on Nov, 2006

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

All current operations and assets of the Company are located in Hong Kong.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●  Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●  Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

●  Use of estimates

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

●  Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

●  Accounts receivable

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

●  Inventories

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●  Plant and equipment

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

●  Capital leases

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

●  Operating leases

The Company accounts for a lease agreement as an operating lease if the lease meets none of the four criteria for a capital lease. Rental payments under operating leases are charged to expense on a straight-line basis over the lease term. Rent holidays are considered in the determining straight-line rent expense for operating leases.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●  Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment or disposed of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition)and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

●  Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

●  Revenue recognition

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

●  Pension plan costs

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes (“MPF schemes”) pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $175,752, $255,944 and $151,160 for the years ended December 31, 2007, 2006 and 2005, respectively.

●  Income taxes

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●  Earnings per share

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

●  Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar (“US dollars”). The Company’s subsidiaries operating in Hong Kong maintained their books and records in its local currency, Hong Kong dollar (“HK dollars’’), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from HK$ into United States dollars (“US$”) has been made at the following exchange rates for the respective year:

	2007	2006

Years end HK$:US$ exchange rate	0.1282	0.1285

Average rates HK$:US$ exchange rate	0.1281	0.1287

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●  Financial instruments

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, capital lease obligations and an installment loan.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●  Stock based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

●  Fair value of financial instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables, deposits and other receivables, bank overdraft, deferred revenue, other payables and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

●  Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Group and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

All material related party transactions have been disclosed in Note 11 to these financial statements.

●  Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R )’’ (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

NOTE 3  - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

On January 17, 2006, the Company declared a special dividend of $4,651,483 to its shareholders, a total of $3,342,071 was offset with the due from directors/shareholders.

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following as of December 31,

	2007	2006
Accounts receivable	$2,081,037	$2,331,622
Amounts due from referral customer	-	1,899,425
Amounts due from credit card company	-	39,141
Less: allowance for doubtful accounts	(94,868)	(19,290)
Less: allowance for sales return	(102,560)	-

Accounts receivable, net	$1,883,609	$4,250,898

NOTE 5 - INVENTORIES

Inventories consist of the following as of December 31,

	2007	2006

Inventories	$4,292,510	$1,343,134
Less: valuation allowance	(475,295)	(301,110)

Total	$3,817,215	$1,042,024

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The following table represents the changes of provision for obsolete inventories:

	Balance at Beginning of Year	Charged to Costs and Expenses	Difference due to Foreign Currency Exchange	Balance at End of Year

Year ended December 31, 2007
Reserves and allowances deducted from asset accounts
Provision for obsolete inventory	$301,110	$174,185	$-8	$475,295

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts
Provision for obsolete inventory	$268,623	$32,229	$258	$301,110

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts
Provision for obsolete inventory	$150,183	$117,776	$664	$268,623

NOTE 6 - LONG-TERM LOANS RECEIVABLE

Long-term loans consist of the following as of December 31:

	2007	2006

Employee loans unsecured and non-interest bearing payable after one year, but without a fixed repayment term	$-	$52,056
Unsecured, non-interest bearing, 2-year term loan to travel agencies	1,211,580	978,561

	1,211,580	1,030,617
Less: Allowance for doubtful accounts	-	-

Total long-term loans, net	$1,211,580	$1,030,617

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2007	2006

Leasehold improvements	$510,792	$463,086
Furniture and fixtures	45,932	59,607
Office equipment	755,197	461,168
Motor vehicles	129,273	129,677

	1,441,194	1,113,538
Less: Accumulated depreciation	(592,216)	(434,663)

Property and equipment, net	$848,978	$678,875

The Company also leases equipment under non-cancelable capital leases as further discussed in note 13. The equipment below are related to the loan as describe in note 8. The amount of capital leases under such arrangements included in these financial statements consisted of the following as of December 31:

	2007	2006

Equipment	$384,600	$427,073
Accumulated depreciation	(64,100)	(54,779)

Total	$320,500	$372,294

The depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 were $258,773, $223,806 and $117,730, respectively.

NOTE 8 - LONG-TERM DEBTS

		2007	2006
Installment loan from Dah Sing Bank, with effective annual interest rate of 11%, due April 18, 2009, guaranteed by two of the Company's directors		88,476	$-
Installment loan from a finance company, with effective annual interest rate of 10.4%, due February 21, 2007, guaranteed by one of the Company's directors		-	12,131
Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors		43,521	218,284
Installment loan from Bank of China, with effective annual interest rate of 6.75%, due December 22, 2007, guaranteed by two of the Company's directors		-	321,500
Installment loan from Bank of China, with effective annual interest rate of 6%, due October 28, 2008, guaranteed by two of the Company's directors		252,036	-
Total		384,033	551,915
Capital lease obligation	Note 13	255,318	370,479

Total		639,351	922,394
Less Current maturities - loans		(318,322)	(508,258)
Less Current maturities- capital leases		(205,113)	(325,777)

Total long-term debts, net of current maturities		$115,916	$88,359

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

Interest expense on all long-term loans for the years ended December 31, 2007, 2006 and 2005 was $62,965, $45,774 and $21,801, respectively.

Long-term debts

The maturities of the installment loans for the next five years are as follows:

Year ending December 31,

2008	$318,322
2009	65,711
2010 and thereafter	-

Total	384,033
Less Current maturities	(318,322)

Installment loan, net of current maturities	$65,711

The maturities for capital leases is included with other commitments and contingencies in Note 13.

NOTE 9 - EARNINGS PER SHARE

Earnings per share for the years ended December 31, 2007, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1. The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-twenty (1:20) reverse stock split effected on April 4, 2006 and the one-for-four (1:4) reverse stock split effected on November 30, 2006 had occurred as of the beginning of the earliest period presented.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Net income/(loss) for basic and diluted earnings per share	$(1,070,028)	$3,149,030	$3,522,898

Weighted average shares used in basic computation	24,617,442	24,535,755	24,535,755
Diluted effect of warrants and conversion option	-	568,026	-

Weighted average shares used in diluted computation	25,617,442	25,103,781	24,535,755

Earnings/(loss) per share
Basic	$(0.04)	$0.13	$0.14

Diluted	$(0.04)	$0.13	$0.14

NOTE 10 - INCOME TAXES

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

Significant components of the provision for income taxes are as follows:

	2007	2006	2005

Hong Kong profit tax:
Current	$96,093	$903,255	$793,442
Deferred	-	-	-

Total	$96,093	$903,255	$793,442

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2007	2006	2005

U.S. Statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%	(34)%
Hong Kong Statutory rate	17.5%	17.5%	17.5%
Other	-%	3.5%	0.9%

Effective income tax rate	17.5%	21.0%	18.4%

NOTE 11 - RELATED PARTY TRANSACTIONS

Trade receivable and sales - related party

For the years ended December 31, 2007, 2006 and 2005, the Company earned sales revenue from Prince Digital in the amounts of $997,636, $19,892 and $1,197,278, respectively, from the related company, which is controlled by Mr. Tsoi Kee Kwong Ricky, a beneficial shareholder of the Company. Prince Digital owed the group $451,594 at December 31, 2007.

For the years ended December 31, 2007, 2006 and 2005, the Company earned sales revenue from Top Leader Technology Limited for the amount of $0, $966,985 and $0, respectively, a related company which is controlled by Mr. Fong Kai Ho, a director of the Company’s subsidiary.

Before the acquisition of Max Surplus, Max Surplus was held 50% by Mr. Ricky Kee Kwong Tsoi, currently a director and officer of the Company, and 50% by unrelated party. Total sales to Max Surplus amounted to $0, $0 and $5,397,182 for the years ended December 31, 2007, 2006 and 2005.

Amounts due from/to directors, shareholders or related parties

	2007	2006
Due from/to directors/shareholders
	$1,000	$304,360
Due from related parties	937	-

	$1,937	$304,360

Balances with directors, related parties or companies represent advances to or loans from the respective directors or related parties or companies. These balances are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

On January 17, 2006, the Company’s declared a special dividend of $4,651,483 to its shareholders, which was paid partially by way of setoff against the amounts due from directors/shareholders and partially in cash.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

NOTE 12 - OTHER INCOME

	2007	2006	2005

Income from concessionaire sales	$535,607	$534,938	$19,670
Rental income	42,913	96,858	44,389
Transaction gain	1,041,112	1,255,482	782,197
Interest income	5,737	27,821	77
Loss on disposal of property and equipment	2,786	(239,169)	(738)
Finance costs	(1,327,396)	(298,971)	(40,758)
Others	(197,875)	88,879	45,411

Total	$102,884	$1,465,838	$850,248

Income from concessionaire sales represent sales from one shop in 2005, three shops in 2006 and two shops in 2007. The major other income was the transaction gain from converting Chinese Yuan (“Renminbi”) received from customers to Hong Kong Dollars. Finance costs included $1,023,300 of amortization of the discount on the debentures payable in 2007. Total other income amounted to $102,884, $1,465,838 and $850,248 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Capital leases

The following is a schedule, by year, of the future minimum lease payments under these leases, together with the present value of the net minimum lease payments as of December 31, 2007:

Year ending December 31,

2008	$220,950
2009	45,972
2010 and thereafter	1,973

Total minimum lease payments	268,895
Less amounts represent interest	(19,273)

Total present value of minimum payment	249,622
Less current portion of such obligations	(205,113)

Long-term capital lease obligations, net	$44,509

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

Operating lease commitments

The Company has entered into several tenancy agreements for office premises and outlets expiring through 2009. Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $451,874, $859,112 and $660,606, respectively.

The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ending December 31,

2008	$469,924
2009	322,351
2010	-
2011 and thereafter	-

NOTE 14 - PENSION PLAN

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company.

NOTE 15 - CONVERTIBLE DEBENTURE

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. Through December 31, 2007 and 2006, $1,023,300 and $241,106, respectively, were amortized and recorded as part of financing expenses.

The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	201.4%
Expected term in years	5%
Risk-free interest rate	4.64%
Expected dividend yield	0%

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

NOTE 16 - ACCRUED LIABILITIES

The components of accrued liabilities that are in excess of 5% of total current liabilities are disclosed in the table below.

	2007		2006

Accrued liabilities	$1,026,210	22.7%	$1,018,409	23.9%
Breakdown
Staff Costs	$373,411	8.3%	$399,674	9.4%
Selling Expenses	$325,896	7.2%	$119,426	2.8%
Other expenses (including rent, electricity and administrative costs)	$326,903	7.2%	$499,309	11.7%
Total current liabilities	$4,524,675		$4,263,990
5% of total current liabilities	$226,234		$213,200

NOTE 17- SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retailing segment.

	Years ended December 31,
	2007	2006	2005
Revenue:
Trading	$10,173,830	$6,416,731	10,093,926
Retailing	48,237,621	46,727,939	36,054,114

	$58,411,451	$53,144,670	46,148,040

	Years ended December 31,
	2007	2006	2005
Net profit/(loss):
Trading	$68,604	$471,425	1,736,948
Retailing	(1,042,539)	3,580,860	2,579,392

	$(973,935)	$4,052,285	4,316,340

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2007	2006	2005
Total assets:
Trading	$6,446,113	$5,987,007	3,863,337
Retailing	5,505,772	5,704,854	6,948,566

	$11,951,885	$11,691,861	10,811,903

All of the Company’s revenue and assets are located in Hong Kong.

NOTE 18 - CONCENTRATION OF RISKS

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For the years ended December 31, 2007 and 2006, there is no customer account for 10% or more of revenues.

(b) Major vendors

For the years ended December 31, 2007 and 2006, vendors who account for 10% or more of cost of sales are presented as follows:

	Year ended December 31, 2007		December 31, 2007
Vendors	Cost of sales	Percentage of cost of sales	Accounts payable

Vendor A	$16,549,692	46%	$259,285
Vendor B	4,856,774	13%	383,600
Vendor C	1,283,471	4%	419,455

Total:	$22,689,937	63%

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2006		December 31, 2006
Vendors	Cost of sales	Percentage of cost of sales	Accounts payable

Vendor A	$4,235,033	18%	$-
Vendor B	2,888,286	12%	278,839
Vendor C	1,564,664	7%	249,578
Vendor D	780,772	3%	-

Total:	$9,468,755	40%

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2007, all borrowings were at fixed rates.

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of net income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 19 - LEGAL PROCEEDINGS

On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006.  The Company has filed a Motion to Dismiss the Complaint which is still pending before the Court.  Discovery has not commenced, and the Court has not set a trial date on this matter.  The Company denies the allegations in the Complaint and shall diligently defend itself in the action.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

Other than the above described legal proceeding, the Company is not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

NOTE 20 - COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

ITEM 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ended December 31, 2007, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Management

The following table sets forth the names and ages of our directors and executive officers, as of the date of this report:

Name	Age	Position
Alex Chun Shan Yue	51	Chief Executive Officer and Chairman of the Board of Directors

Danny Sau Kwong Leung	41	Director and Chief Operating Officer

Kwan Pui Wong	48	Chief Financial Officer

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

Kwan Pui Wong has served as the Chief Financial Officer of the Company since July 2, 2007. Mr. Wong has over 25 years of experience in international accounting and auditing, financing planning and management. Prior to joining the Company, Mr. Wong served as the company secretary and authorized representative of a Hong Kong listed company since May 2006. During the past five years, Mr. Wong has provided CPA and corporate finance advisory services to various small and medium-sized businesses. The CPA services he provides encompass accounting, taxation, auditing and company secretarial work. With respect to the corporate finance advisory services Mr. Wong provides, he has been involved in funds sourcing for businesses in China and Canada which operate in various industries, including consumer retail, wind power generation, light bulb production, fresh water and sewage treatment plants and property development. He is a graduate of the Hong Kong Polytechnic University where he obtained a degree in Accounting. He is an associate member of the Hong Kong Institute of Certified Public Accountants.

Board of Directors

Our board of directors is currently composed of two members, each of whom are employees. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be between three (3) and seven (7), with the exact number determined from time to time by a majority of our board of directors or stockholders.

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

Family Relationships

There are no family relationships among the foregoing directors and executive officers.

Legal Proceedings

None of the directors or executive officers has, during the past five years: (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Arrangements

There are no arrangements or understandings between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). There were no late filings of such reports by our directors, executive officers, or ten percent shareholders. The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us or written representations from the reporting persons.

Changes in Procedures for Security Holders to Nominate Directors

There have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Audit Committee

As of the date of this report, our board of directors has not appointed an audit committee, but we are not currently required to have such a committee. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by this committee are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

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

Code of Ethics

For the year ended December 31, 2007, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time.

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

Compensation Benchmarking and Peer Group

Our Board did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2007 in setting executive compensation. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our Board regarding our executives’ compensation for fiscal year 2007. As our company grows, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

The principal elements of our executive compensation are:

•	base salary;
•	discretionary annual cash performance-based incentives;
•	long-term incentive plan awards; and
•	perquisites and other compensation.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2007, subject to the provisions of each person’s employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Performance-Based Incentives

Our Board of Directors has discretion to approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Since we do not have a compensation committee, any bonus awards will be generally based on our management’s recommendations and ultimately decided upon by our Board. Our Board of Directors has not yet determined cash bonus levels for our named executive officers for 2007. The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance, and for achieving important operational and financial milestones during the fiscal year.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2007. No stock options were held by the named executive officers as of December 31, 2007.

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

Summary of Cash and Other Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during each of our last three fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as our principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) our three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000 during the applicable fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Chun Shan Yue	2005	$102,992	$—	$—	$—	$—	$—	$102,992
Chief Executive Officer	2006	$162,432	$—	$—	$—	$—	$—	$162,432
	2007	$92,504	$—	$—	$—	$—	$—	$92,504

Kwan Pui Wong	2005	$0	$—	$—	$—	$—	$—	$0
Chief Financial Officer	2006	$0	$—	$—	$—	$—	$—	$0
	2007	$66,185	$—	$—	$—	$—	$—	$66,185

Danny Sau Kwong Leung	2005	$131,845	$—	$—	$—	$—	$—	$131,845
Chief Operating Officer	2006	$230,642	$—	$—	$—	$—	$—	$230,642
	2007	$187,859	$—	$—	$—	$—	$—	$187,859

Albert Chi Wai Wong	2005	$0	$—	$—	$—	$—	$—	$0
Former Chief Financial Officer	2006	$111,369	$—	$—	$—	$—	$—	$111,369
	2007	$52,111	$—	$—	$—	$—	$—	$52,111

Tsoi Kee Kwong	2005	$139,009	$—	$—	$—	$—	$—	$139,009
General Manager	2006	$262,185	$—	$—	$—	$—	$—	$262,185
	2007	$122,419	$—	$—	$—	$—	$—	$122,419

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 7.7988 Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2007.

Grants of Plan-Based Awards

We currently have no non-equity or equity-incentive plans.

Outstanding Equity Awards at Fiscal Year-End

We do not have any outstanding equity awards as of December 31, 2007.

Nonqualified Deferred Compensation Plans

We do not have any non-qualified deferred compensation plans.

Director Compensation

DIRECTOR COMPENSATION

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Awards	Awards	Compensation	Compensation	Total
Alex Chun Shan Yue	2007	$—	$—	$—	$—	$—	$—	$—
Chairman of the Board (2)
Danny Sau Kwong Leung	2007	$—	$—	$—	$—	$—	$—	$—
Director (3)
Anita Mei Kam Yeung	2007	$17,934	$—	$—	$—	$—	$—	$17,934
Former Director (4)
Cary Pui Yee Shek	2007	$37,076	$—	$—	$—	$—	$—	$37,076
Former Director (5)

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 7.7988 Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2007.
(2)	Mr. Yue’s compensation is fully reflected in the Summary Compensation Table above.
(3)	Mr. Leung’s compensation is fully reflected in the Summary Compensation Table above.
(4)	Ms. Yeung resigned as a director of the Company on April 29, 2007.
(5)	Ms. Shek resigned as a director of the Company on April 11, 2008

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

•	the rights conferred in our bylaws are not exclusive.

Our board of directors has authorized management to negotiate and obtain directors’ and officers’ liability insurance.

Employment or Director Compensation Agreements and Arrangements

The following is a summary of the material terms of our executive officers’ employment agreements.

•	Under the terms of his employment agreement, Mr. Yue’s annual salary is 1,020,000 Hong Kong Dollars (“HK$”), (approximately $130,662 in U.S. dollars), payable every month.

•	Under the terms of his employment agreement, Mr. Kwan Pui Wong’s annual salary is HK$960,000 (approximately $123,096 in U.S. dollars), payable every month.

•	Under the terms of his employment agreement, Mr. Leung’s annual salary is HK$1,250,000 (approximately $160,125 in U.S. dollars), payable every month.

•	While he was employed with the Company and under the terms of his employment agreement, Mr. Albert Wong’s annual salary was HK$864,000 (approximately $110,786 in U.S. dollars), payable every month.

The employment agreements described above are terminable at will by either the employee or by us upon three months’ prior notice to the other party. The following is a summary of the compensation to be paid under these agreements to our executive officers:

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2008, determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act of 1934, as amended, for each of the following persons:

•	each of our executive officers and directors;
•	all executive officers and directors as a group; and
•	each person who is known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Asiamart, Inc., Room 1508, Peninsula Square, 18 Sung On Street, Hung Hom, Kowloon, Hong Kong. The percentage of class beneficially owned set forth below is based on 24,744,177 shares of common stock outstanding on March 28, 2008.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares beneficially owned	Option Shares	Percentage of Class Beneficially Owned
Alex Chun Shan Yue (1)	16,412,327	—	66.3%
Kwan Pui Wong	—	—	—
Danny Sau Kwong Leung	—	—	—
All directors and executive officers as a group (3 persons)	16,412,327	—	66.3%
5% Stockholders:
Forever Rise Holdings Limited (2)	16,412,327	—	66.3%

(1)
Includes 16,412,327 shares of common stock held by Forever Rise Holdings Limited, of which Mr. Yue is an approximate 12% shareholder and a director. Mr. Yue disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.

(2)
The mailing address of Forever Rise Holdings Limited is Room 402-404, 4/F, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong. Ricky Kee Kwong Tsoi, our former Chief Executive Officer, is a majority stockholder and director of Forever Rise Holdings. Alex Chun Shan Yue, our current Chief Executive Officer, is an approximate 12% stockholder and director of Forever Rise Holdings.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any securities authorized for issuance under any equity compensation plans.

Transfer Agent and Registrar

Our transfer agent and registrar is Continental Stock Transfer and Trust Company, located at 17 Battery Place, New York, New York 10004. Continental’s telephone number is (212) 509-4000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During the year ended December 31, 2007, the Company earned $997,636 in sales revenue from Prince Digital, a company controlled by Mr. Tsoi Kee Kwong Ricky, who is the majority stockholder and director of Forever Rise Holdings, a beneficial shareholder of the Company. Prince Digital owed the Company $451,594 at December 31, 2007.

Director Independence

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

Fees for professional services provided by our independent auditors, Cordovano and Honeck LLP, in each of the last two fiscal years, in each of the following categories are:

	2007*	2006*
Audit fees	$69,000	$—
Audit- related fees	—	—
Tax fees	—	—
All other fees	—	—

* We retained Cordovano and Honeck LLP on December 26, 2007.

Fees for professional services provided by our former independent auditors, Moore Stephens Wurth Frazer and Torbet, LLP, in each of the last two fiscal years, in each of the following categories are:

	2007	2006
Audit fees	$80,000	$208,227
Audit- related fees	—	—
Tax fees	5,000	21,856
All other fees	—	—

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews. Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Asiamart, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations and Other Comprehensive (Loss)/Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Equity

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Share Exchange (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on June 28, 2006)

3.1	Certificate of Incorporation dated August 20, 1997 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10-SB filed on October 30, 1998)

3.2	Amended and Restated Bylaws, dated June 22, 2006 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on June 28, 2006)

3.3
Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.7 of the Current Report on Form 8-K filed on May 24, 2006)

3.4
Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.8 of the Current Report on Form 8-K filed on May 24, 2006)

3.5
Certificate of Amendment of the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (incorporated by reference to Exhibit 3.9 of the Current Report on Form 8-K filed on May 24, 2006)

3.6
Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective November 24, 2004 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-QSB filed on November 24, 2004).

3.7
Certificate of Amendment, amending registrant’s Certificate of Incorporation, effective March 30, 2006 (incorporated by reference to Exhibit 3.7 of the Current Report on Form 8-K filed on June 28, 2006)

10.1
Tenancy Agreement dated September 28, 2005 by and between Wong Yu Lut Julius and Horizon Corporation Limited (English Translation) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 28, 2006)

10.2
Lease commencing August 1, 2004 between Sea Dragon Billiard & Snooker Association Ltd. and Manigood International Industrial Limited (English Translation) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 28, 2006)

10.3
Rental Agreement commencing February 15, 2004 by and between Good Merit International Enterprise Limited and Allied Fine Development Limited (English Translation) (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 28, 2006) (1)

10.4
Duty Free Cooperation Agreement commencing September 2004 by and between Good Merit International Enterprise Ltd. and Manigood International Industrial Limited (English Translation) (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 28, 2006) (1)

10.5	Executive Employment Agreement (Alex Yue) (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on June 28, 2006)

10.6	Executive Employment Agreement (Ricky Tsoi) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on June 28, 2006)

10.7	Executive Employment Agreement (Danny Leung) (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on June 28, 2006)

10.8	Executive Employment Agreement (Albert Wong) (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on June 28, 2006)

10.9	Executive Employment Agreement (Anita Yeung) (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on June 28, 2006)

10.10	Agreement to Cancel Shares (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed on June 28, 2006)

10.11	Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 10, 2006)

10.12	Form of Debenture issued pursuant to the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 10, 2006)

10.13
Form of Investor Warrant issued pursuant to the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 10, 2006)

10.14
Registration Rights Agreement in connection with the Securities Purchase Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on October 10, 2006)

10.15
Tenancy Agreement dated September 13, 2006 by and between Max Hon Knight Properties & Investments Limited and Allied Fine Development Limited (incorporated by reference to Exhibit 16.1 of the Annual Report on Form 10-K filed on April 4, 2007)

10.16	Employment Agreement dated July 1, 2007 by and between the Company and Mr. Kwan Pui Wong (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 6, 2007)

16.1	Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 3, 2008 (incorporated by reference to Exhibit 16.1 of Amendment No. 1 to Current Report on Form 8-K filed on January 4, 2008)

21.1	Subsidiaries of the Company *

23.1	Consent of Cordovano and Honeck LLP *

23.2	Consent of Moore Stephens Wurth Frazer and Torbet, LLP *

31.1	Rule 13a-14(a)/15d-14(a)(4) Certification by Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a)(4) Certification by Chief Financial Officer *

32.1	Section 1350 Certification by Chief Executive Officer *

32.2	Section 1350 Certification by Chief Financial Officer *

* Filed herewith

(1)	Certain portions of this agreement are subject to a request for confidential treatment, granted pursuant to an order by the Securities and Exchange Commission dated January 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAMART, INC.

Dated: April 15, 2008	By:	/s/ Alex Chun Shan Yue
Alex Chun Shan Yue Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Alex Chun Shan Yue	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive	April 15, 2008
Alex Chun Shan Yue	Officer)

/s/ Danny Sau Kwong Leung	Chief Operating Officer and Director	April 15, 2008
Danny Sau Kwong Leung

/s/ Kwan Pui Wong	Chief Financial Officer (Principal Financial	April 15, 2008
Kwan Pui Wong	and Accounting Officer)