Form 10-Q
period 2008-03-31
ASIAMART, INC.
filed 2008-05-20
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-30292

ASIAMART, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 1508 Peninsula Square 18 Sung On Street Hunghom, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(852) 3580-8808
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer  ☐            Accelerated Filer  ☐         Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

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

As of March 31, 2008, the Registrant had 24,744,177 shares of Common Stock outstanding.

ASIAMART, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES

ASIAMART, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Currency expressed in United States Dollars (“US$”), except for number of shares

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,251,954	$1,817,148
Accounts receivable, net	2,129,292	1,883,609
Inventories	3,563,872	3,817,215
Deposits and prepaid expenses	1,702,042	1,500,599
Other receivables	462,622	475,513
Total current assets	9,109,782	9,494,084

Plant and equipment, net	784,010	848,978

Other assets:
Long-term loan, net	1,196,569	1,211,580
Long-term rental and utilities deposits	158,385	157,922
Debt issuance costs	158,136	184,492
Tax recoverable	9,053	54,829
Total other assets	1,522,143	1,608,823

TOTAL ASSETS	$11,415,935	$11,951,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754,673	$2,482,382
Accrued liabilities	958,186	1,026,210
Customer deposits	1,887	95,292
Due to stockholders	286,891	286,585
Other payable	169,417	110,771
Current maturities of long-term debt	365,884	523,435
Total current liabilities	3,536,938	4,524,675

Long-term liabilities
Deferred tax liabilities	15,471	15,455
Long-term debt	66,530	115,916
Debentures payable, net of discount	1,520,231	1,264,406
Total long-term liabilities	1,602,232	1,395,777

TOTAL LIABILITIES	$5,139,170	$5,920,452

Stockholders’ equity:
Common stock	2,474	2,474
Additional paid-in capital	3,455,421	3,455,421
Retained earnings	2,745,919	2,507,417
Accumulated other comprehensive income	72,951	66,121
Total stockholders’ equity	6,276,765	6,031,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,415,935	$11,951,885

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUE
Sales	$10,810,979	$16,428,383
Referral income	-	426,609
Related party	290,130	-
Total revenue	11,101,109	16,854,992

COST OF SALES	5,813,486	10,190,187

GROSS PROFIT	5,287,623	6,664,805

OPERATING EXPENSES
Selling, general and administrative expenses	5,055,427	5,512,364
INCOME FROM OPERATIONS	232,196	1,152,441

OTHER INCOME, NET	52,141	154,644

INCOME BEFORE PROVISION FOR INCOME TAXES	284,337	1,307,085

Provision for Income Tax	45,835	296,580
NET INCOME	238,502	1,010,505
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	6,830	(30,831)
COMPREHENSIVE INCOME	$245,332	$979,674

BASIC (LOSS)EARNINGS PER SHARE	$0.01	$0.04

DILUTED (LOSS)EARNINGS PER SHARE	$0.01	$0.04

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,744,177	24,570,477

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,744,177	27,768,284

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Common stock		Additional	Retained	Accumulated other comprehensive
	Shares	Par value	paid-in capital	Earnings	income	Totals
Balance as of December 31, 2007	24,744,177	$2,474	$3,455,421	$2,507,417	$66,121	$6,031,433

Net income	-	-	-	238,502	-	238,502
Foreign currency translation adjustment	-	-	-	-	6,830	6,830
Balance as of March 31, 2008	24,744,177	$2,474	$3,455,421	$2,745,919	$72,951	$6,276,765

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

	Three months ended March 31,
	2008	2007

Cash flow from operating activities:
Net cash (used in) provided by operating activities	$(380,098)	$1,002,576

Cash flows from investing activities:
Long-term loans to travel agencies	15,011	(105,041)
Purchase of plant and equipment	-	(88,140)
Net cash provided by (used in) investing activities	15,011	(193,181)

Cash flows from financing activities:
Repayments of amounts due to shareholders	-	(17,731)
Proceeds from installment loan	-	256,180
Repayment of installment loan	(136,975)	(171,088)
Repayment of capital lease obligations	(69,962)	(117,355)
Net cash used in financing activities	(206,937)	(49,994)

EFFECT OF EXCHANGE RATE ON CASH	6,830	(51,890)
CHANGE IN CASH	(565,194)	707,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,817,148	2,560,304
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,251,954	$3,267,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,750	$13,620
Income taxes paid	$0	$243,900

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

 All current operations and assets of the Company are located in Hong Kong.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE 4 – INVENTORIES

Inventory consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Inventories	$4,039,167	$4,292,510
Less: valuation allowance	(475,295)	(475,295)

Total	$3,563,872	$3,817,215

NOTE 5 – INCOME TAXES

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 17.5%.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Trade receivable and sales – related party

For the three months ended March 31, 2008 and 2007, the Company earned sales revenue from Prince Digital in the amounts of $290,130 and $0, respectively, a related company, which is controlled by Mr. Tsoi Kee Kwong Ricky, a beneficial shareholder of the Company.

NOTE 7 – OTHER INCOME

Other income consisted of the following:

	Three months ended March 31
	2008	2007
	(Unaudited)	(Unaudited)
Income from concessionaire sales	$176,283	$159,873
Rental income	-	3,843
Transaction gain	201,462	257,459
Interest income	-	6,613
Finance costs	(322,934)	(329,804)
Others	(2,670)	56,660

Total	$52,141	$154,644

NOTE 8 – SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retailing segment.

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Trading	$1,517,556	$1,124,004
Retailing	9,583,553	15,730,988

	$11,101,109	$16,854,992

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Income / (loss) before provision for income tax:
Trading	$339,072	$180,573
Retailing	(54,735)	1,126,512

	$284,337	$1,307,085

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Total assets:
Trading	$2,404,408	$6,446,113
Retailing	9,011,527	5,505,772

	$11,415,935	$11,951,885

All of the Company’s revenue and assets are located in Hong Kong.

NOTE 9 – LEGAL PROCEEDINGS

Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07). On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008.

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

Virtually all of our customers are brought to our shopping centers by various mainland Chinese travel companies and travel tour operators. Through our relationships with over 100 Chinese travel companies and tour operators, our shopping centers received an average of over 1,800 visitors per day in 2006, and received an average of approximately 1,300 visitors per day in 2007, principally from mainland China.

In 2007, we diversified our marketing strategy to focus on high quality customers. Accordingly, the number of visitors to our shopping centers dropped significantly from over 2,000 visitors per day in the first two quarters to 1,000 in the fourth quarter. Although the total number of visitors decreased, the average spending per visitor increased from $70 in the first quarter of 2007 to $78 in the same period in 2008. Management believes this is a direct result of a shift in our focus on quality customers and effective customer management.

By concentrating on selected valued customers, we also diversified our income sources and derived referral income from introducing our customers to other retail stores that specialize in products not currently offered in our stores. Commencing from July 2006, we began an arrangement with travel agents under which the tourists brought in by these travel agents would also visit the shops designated by us. Results from this arrangement proved satisfactory in the third quarter of 2006. We increased our efforts to enter into these arrangements with travel agents in the fourth quarter of 2006, and as a result, our referral income increased substantially. Accordingly, we paid higher commissions to travel agents and received referral income from the shops we introduced. Management believes these arrangements allows us to strengthen our relationships with other retailers that do not directly compete with us, and to enhance our relationships with travel agents who source tourist traffic, without having to expand our product variety. We generally collect referral income from retailers within 60 to 90 days from the date of a tourist’s purchase that generates the referral income. On the other hand, we generally pay referral fees to travel agents within 30 days of a tourist’s completion of travel. This arrangement exposes us to a certain amount of credit risk, however, we have taken steps to mitigate this risk by shortening our collection period from retailers, and negotiating extended grace periods for payments by us to travel agents. We no longer earn referral income since the second quarter of 2007.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

Revenues. For the three months ended March 31, 2008, total revenue decreased 34% from $16.9 million to $11.1 million relative to the three months ended March 31, 2007. For the first quarter of 2008, watch sales totaled $0.3 million as compared to $6.3 for the same period in 2007. Of the remaining $10.8 million in sales for 2008, $9.3 million was generated by our retail segment (excluding watches), and $1.5 million was generated from our trading segment as compared to $9.4 million and $1.1 million, respectively, for 2007. The average spending per capita increased from $70 for the three months ended March 31, 2007 to $78 for the same period in 2008, an increase of 11% mainly due to an increase in the number of tourists from cities with higher average household income. Retail sales (excluding watches) fell due to decreased patronage from 109,695 for the three months ended March 31, 2007 to 87,527 for the three months ended March 31, 2008, a decrease of 20% for the corresponding periods.

Cost of Sales. Cost of sales decreased from $10.2 million for the three months ended March 31, 2007 to $5.8 million for the three months ended March 31, 2008, a decrease of 43.1% in cost of sales. Our gross profit margin, however, increased from 40% for the three months ended March 31, 2007 to 48% for the same period this year. The increase of margin was mainly due to the higher margins of our retail products other than luxury watches.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $5.5 million for the three months ended March 31, 2007 to $5.1 million for the same period in 2008. Our selling expense increased from $3.1 million for the first quarter in 2007 to $3.2 million for the same period of in 2008. As a percentage of retail sales, our selling expenses increased to 53% for the three months ended March 31, 2008 from 37% for the same period in 2007. Our selling expenses percentage increased due to our reduction in the turnover in our luxury watch sales. Salaries and other administrative expenses decreased from $2.4 million in the first quarter of 2007 to $1.8 million for the same period of 2008 as a result of our cost-cutting efforts.

Other Income. Other income primarily represents the gain on exchange from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. Total other income decreased from $0.15 million for the three months ended 2007 to $0.05 million for the same period in 2008.

Business Segments

Our operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. We identify our reportable segments based on management responsibility, and these reportable segments are (i) the trading segment (“Trading Segment”) and (ii) the retail segment (“Retail Segment”). Information on segments and reconciliations to income before income taxes are described in Note 8 to our consolidated financial statements and is incorporated herein by reference.

Trading Segment

Segment sales and profit for our Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first quarter of 2008 increased 36%, from $1.1 million for the three month period ended March 31, 2007 to $1.5 million for the same period in 2008.

Total segment profit as a percentage of sales for the Trading Segment was 22% for the three month period ended March 31, 2008, as compared to 16% for the same period in 2007.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first quarter of 2008 decreased 39%, from $15.7 million for three month period ended March 31, 2007 to $9.6 million for the same period in 2008. The decrease in revenues is attributed to the decrease in turnover in luxury watches from sales of $6.3 million in the first quarter of 2007 compared to $0.3 million in the same period of 2008. Sales in relation all other sales were relatively stable at $9.3 million.

Total segment profit (loss) as a percentage of sales for the Retail Segment was 0.6% in loss and 7.2% in profit for the three month period ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows. For the three month period ended March 31, 2008, net cash flow from operating activities was $380,098, which was due to pre-payment to vendors for new models of their products. We had negative cash flows from operations during the first quarter of 2008 while having positive net income in the same period due to a major outflow from operating activity of $727,709 as we used cash to pay accounts payable during the three months ended March 31, 2008.

Net cash flow provided by investing activities in the first quarter of 2008 was $15,011, which was primarily due to repayment of a loan to a travel agency.

Net cash flow used in financing activities was $206,937 mainly due to our repayments of capital lease arrangements and payments for installment loans.

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

The following tables summarize our contractual obligations as of March 31, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)

Contractual Obligations:

Total Indebtedness	$247	$225	$22	—	$—

Capital Lease Obligations	185	141	44	—	—

Operating Leases	684	362	322	—	—

Total Contractual Obligations:	$1,116	$728	$388	$—	$—

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At March 31, 2008, we had approximately $1.2 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and we do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar and currently has an exchange rate of 7.79 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the risk factor in Part II below entitled “Fluctuation in the value of RMB and the Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07).  On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006.  The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008.  The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008.

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

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ASIAMART, INC.

Dated: May 20, 2008	By:	/s/ Alex Yue
Alex Yue President and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2008	By:	/s/ Kwan Pui Wong
Kwan Pui Wong Chief Financial Officer (Principal Financial and Accounting Officer)