Form 10-Q
period 2008-06-30
ASIAMART, INC.
filed 2008-08-19
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of June 30, 2008, the Registrant had 24,744,177 shares of Common Stock outstanding.

ASIAMART, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Currency expressed in United States Dollars (“US$”), except for number of shares

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$663,025	$1,817,148
Accounts receivable, net	2,832,152	1,432,281
Due from related party	45,016	451,328
Inventories	3,237,158	3,817,215
Deposits and prepaid expenses	1,834,618	1,500,599
Other receivables	393,297	475,513
Total current assets	9,005,266	9,494,084

Plant and equipment, net	717,210	848,978

Other assets:
Long-term loan, net	1,204,778	1,211,580
Long-term rental and utilities deposits	159,031	157,922
Debt issuance costs	131,779	184,492
Tax recoverable	-	54,829
Total other assets	1,495,588	1,608,823
TOTAL ASSETS	$11,218,064	$11,951,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,515,283	$2,482,382
Accrued liabilities	833,882	1,026,210
Customer deposits	134,281	95,292
Due to stockholders	286,667	286,585
Other payable	110,822	110,771
Tax payable	32,403	-
Current maturities of long-term debt	286,267	523,435
Total current liabilities	3,199,605	4,524,675

Long-term liabilities
Deferred tax liabilities	15,459	15,455
Long-term debt	-	115,916
Debentures payable, net of discount of $1,293,839	1,776,056	1,264,406
Total long-term liabilities	1,791,515	1,395,777
TOTAL LIABILITIES	$4,991,120	$5,920,452

Stockholders’ equity:
Common stock	$2,474	$2,474
Additional paid-in capital	3,455,421	3,455,421
Retained earnings	2,700,650	2,507,417
Accumulated other comprehensive income	68,399	66,121
Total stockholders’ equity	6,226,944	6,031,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,218,064	$11,951,885

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUE
Sales	$10,880,449	$12,540,700	$21,691,428	$29,133,066
Referral income	-	-	-	426,342
Related party	314,134	496,753	604,264	496,753
Total revenue	11,194,583	13,037,453	22,295,692	30,056,161

COST OF SALES	6,218,231	9,984,436	12,031,717	20,174,623

GROSS PROFIT	4,976,352	3,053,017	10,263,975	9,881,538

OPERATING EXPENSES
Selling, general and administrative expenses	5,312,466	3,719,213	10,367,893	9,231,577

INCOME / (LOSS) FROM OPERATIONS	(336,114)	(666,196)	(103,918)	649,961

OTHER INCOME / (EXPENSE), NET	332,258	(339,012)	384,399	(348,084)

INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,856)	(1,005,208)	280,481	301,877

Provision for Income Tax	41,413	(83,674)	87,248	212,906
NET INCOME (LOSS)	(45,269)	(921,534)	193,233	88,971
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(4,552)	(15,030)	2,278	1,697
COMPREHENSIVE INCOME	$(49,821)	$(936,564)	$195,511	$90,668

BASIC (LOSS)EARNINGS PER SHARE	$(0.002)	$(0.037)	$0.008	$0.004

DILUTED (LOSS)EARNINGS PER SHARE	$(0.002)	$(0.037)	$0.008	$0.003

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,744,177	24,598,255	24,744,177	24,584,366

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,744,177	24,598,255	24,744,177	27,733,215

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

	Six months ended June 30,
	2008	2007

Cash flow from operating activities:
Net cash (used in) provided by operating activities	$(810,119)	$(1,534,732)

Cash flows from investing activities:
Decrease in amounts due to related parties	-	(20,060)
Long-term loans to staff	-	12,790
Decrease in notes and loans receivables	-	(138,006)
Purchase of property and equipment	-	(115,730)
Long-term loans from / (to) travel agencies	6,802	(11,255)
Net cash provided by (used in) investing activities	6,802	(272,261)

Cash flows from financing activities:
Repayments of amounts due to shareholders	-	108,916
Proceeds from short term loan	-	127,900
Repayment of short term loan	-	(104,495)
Proceeds from installment loan	-	255,800
Repayment of installment loan	(237,168)	(258,485)
Repayment of capital lease obligations	(115,916)	(249,156)
Net cash used in financing activities	(353,084)	(119,520)

EFFECT OF EXCHANGE RATE ON CASH	2,278	(8,611)

CHANGE IN CASH	(1,154,123)	(1,935,124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,817,148	2,560,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$663,025	$625,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$123,884	$160,793
Income taxes paid	$54,845	$243,900

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Common stock				Accumulated
	Shares	Par value	Additional paid-in capital	Retained Earnings	other comprehensive income	Totals

Balance as of December 31, 2007	24,744,177	$2,474	$3,455,421	$2,507,417	$66,121	$6,031,433

Net income	-	-	-	193,233	-	193,233
Foreign currency translation adjustment	-	-	-	-	2,278	2,278

Balance as of June 30, 2008	24,744,177	$2,474	$3,455,421	$2,700,650	$68,399	$6,226,944

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Asiamart, Inc. (the “Company”) is a Delaware corporation which was incorporated under the laws of the State of Delaware on August 25, 1997. The Company was originally involved in developing gaming and entertainment products, and as of December 31, 2001, the Company discontinued these operations. The Company began a new development stage commencing January 2002, when it began searching for a new business combination.

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

	Company name	Trade Name	Place of incorporation	Date of incorporation	Principal business
1	Raffle Limited	N/A	Hong Kong	August 7, 1998	Trading of general merchandise

2	Sure Profits Trading Limited	N/A	Hong Kong	August 3, 2001	Trading of general merchandise

3	Manigood International Industrial Limited	Hong Kong (Duty Free) Center	Hong Kong	December 15, 2003	Operating a discount shopping center in Hong Kong

4	Allied Fine Development Limited	Super Star Department Store	Hong Kong	September 19 2003	Operating a discount shopping center in Hong Kong

5	Max Surplus International Development Limited	Golden Bauhinia Duty Free	Hong Kong	July 26, 2004	Operating a discount shopping center in Hong Kong, closed on Nov, 2006

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2008

There is no provision for dividends for the quarter to which this quarterly report relates

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.” Under these rules, a “Smaller Reporting Company” is a company with a public float of less than $75,000,000 (measured at end of Q2). Companies that meet this definition are able to elect “scaled disclosure standards” on an item-by-item or “a-la-carte” basis. With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE 4 - INVENTORIES

Inventory consisted of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 2)

Merchandise	$3,712,453	$4,292,510
Less: valuation allowance	(475,295)	(475,295)

Total	$3,237,158	$3,817,215

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 - INCOME TAXES

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in Hong Kong, is not subject to any income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subjected to profits tax imposed at the rate of 16.5%.

NOTE 6 - RELATED PARTY TRANSACTIONS

Trade receivable and sales - related party

For the six months ended June 30, 2008 and 2007, the Company earned sales revenue from Prince Digital in the amounts of $604,264 and $496,753, respectively, a related company, which is controlled by Mr. Ricky Tsoi Kee Kwong, a beneficial shareholder of the Company. As of June 30, 2008 and December 31, 2007, the amounts due from Prince Digital were $45,016 and $451,328, respectively.

NOTE 7 - OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from concessionaire sales	$182,754	$96,208	359,037	244,270
Transaction gain	335,993	167,914	537,455	425,373
Interest income	136	3,200	136	9,813
Finance costs	(316,557)	(463,929)	(639,491)	(793,733)
Others	129,932	(142,405)	127,262	(233,807)

Total	$332,258	$(339,012)	$384,399	$(348,084)

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 - SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retailing segment.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Trading	$1,590,367	$1,326,342	$3,107,923	$2,450,346
Retailing	9,604,216	11,711,111	19,187,769	27,605,815

	$11,194,583	$13,037,453	$22,295,692	$30,056,161

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income / (loss) before provision for income tax
Trading	$56,257	$(223,756)	$395,329	$(43,183)
Retailing	(60,113)	(781,452)	(114,848)	345,060

	$(3,856)	$(1,005,208)	$280,481	$301,877

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)

Total assets:
Trading	$2,049,907	$6,446,113
Retailing	9,168,157	5,505,772

	$11,218,064	$11,951,885

All of the Company’s revenue and assets are located in Hong Kong.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9 - LEGAL PROCEEDINGS

On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008.  Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008.  On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument.  The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but that order dismissing claims for damages was affirmed.

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

Our shopping centers are each 20,000 square feet and the floor plans resemble a typical department store. We seek shopping center locations in areas with reasonable rents and with readily available parking spaces for large tour buses. Because such locations tend to be in the non-commercial areas of Hong Kong, the tourists that are transported to our shopping centers generally have little opportunity to shop elsewhere other than at our shopping centers. By selecting sites with very reasonable rents located in non-commercial areas, we are able to reduce our overhead expenses and face virtually no competition from other retailers near our shopping centers.

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

We own and operate two trading subsidiaries - Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 180 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macau, for repairs. We mark the receipts for our products with a special symbol to denote our guarantee that the product is authentic and sourced directly from the manufacturer or an authorized dealer.

We have aggressively and strategically pursued the development of our retail business with a focus on international tourists in Hong Kong. Over the past several years, we have become the largest retail enterprise in this market, and operated three shopping centers with a combined total area of 53,000 square feet in 2006. However, due to changing the marketing strategy of focusing on high quality customers, in 2007 we decided to consolidate our three stores into two, beginning in the first quarter of 2007.

Tourists from mainland China account for over 90% of our customers. Because of our extensive product selection and high quality service, we believe we have become the first choice in tourist shopping malls for mainland China tour groups and other tour groups visiting Hong Kong.

Quarterly Results May Fluctuate

Our business is subject to some seasonality, with decrease in sales during the winter months due to decrease in travel and tourist activities, and increase in sales during the summer months due to an increase in such activities. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. Our operating results can also be impacted by the supply of products from suppliers caused by manufacturing delays or delivery issues. Additionally, the offering of new products or utilization of new sales channels can also cause our quarterly operating results to fluctuate. For a discussion of these and other risks related to the seasonality of our business, see “Risk Factors” in Part II below.

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

While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results.

Revenue recognition. Revenue of the Company includes sales and referral income. Referral income is derived from referring our customers to other non-directly competitive shops. Sales and referral income are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is recognized net of sales discount and the actual returns at the time when the merchandise is sold to the customer. Based on historical experience, the management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Referral income is the income derived from referring customers to other non-directly competitive duty-free shops. The Company recognized referral income according to the number of visitors referred during the financial period.

Accounts receivable. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. We evaluate the credit risks of our customers utilizing historical data and estimates of future performance.

Inventories. We value inventory at the lower of cost or market, using the first-in, first-out or weighted average basis method, and regularly review the book value of discontinued product lines and SKUs to determine if these items are properly valued. If the market value of the product is less than cost, the management will write down the related inventory to the estimated net realizable value. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventories based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales fail to materialize, it would have a significant impact on the company’s results of operations and the valuation of its inventory, resulting in a change to income in the period such determination is made.

Property and equipment. Property and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as either a gain or a loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment held-for-sale are measured at the lower of their carrying amount or fair value less cost to sell. Depreciation or amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires us to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Results of Operations

Comparisons of Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales. For the six months ended June 30, 2008, sales decreased 26% from $30.1 million to $22.3 million relative to the six months ended June 30, 2007. The decrease in sales is mainly attributed to decreased sales in luxury watches. For the first six months of 2008, watch sales totaled $1.1 million as compared to $12.5 million for the same period in 2007. Of the remaining $21.2 million in sales for 2008, $17.7 million was generated by our retail segment (excluding watches), and $3.5 million was generated from our trading segment as compared to $15.1 million and $2.5 million, respectively, for 2007. The average spending per capita slightly increased from $77 for the six months ended June 30, 2007 to $78 for the same period in 2008. Retail sales (excluding watches) increased due to increased patronage from 198,027 customer visits in the six months ended June 30, 2007 to 202,950 customer visits in the six months ended June 30, 2008, an increase of 2.5% for the corresponding periods.

Cost of Sales. Cost of sales decreased from $20.2 million for the six months ended June 30, 2007 to $12 million for the six months ended June 30, 2008, a decrease of 40% as compared to a 26% decrease in sales over the same comparable six month periods in 2008 and 2007. Our gross profit margin increased from 32.9% for the six months ended June 30, 2007 to 46% for the same period this year. The increase of margin was mainly due to increased sales of the higher margin retail products other than the luxury watch line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $9.2 million for the six months ended June 30, 2007 to $10.4 million for the same period in 2008. Our selling expenses slightly increased from $6.6 million for the same half year period in 2007 to $6.7 million for the same period of 2008. As to the percentage of retail sales, our selling expenses decreased to 38% for the six months ended June 30, 2008 from 43% for the same period in 2007. The percentage of our selling expenses decreased due to a reduction of our special incentives to agents. Salaries and other administrative expenses increased from $2.6 million in the first six month period of 2007, to $3.6 million for the same period of 2008. Salaries and other administrative expenses in 2007 were lower due to our cost-cutting efforts in 2007, but in 2008 such expenses have returned to their previous levels prior to our cost-cutting efforts.

Other Income. Other income primarily represents the gain on the exchange rate from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. The total of all other income changed from a net expense of $0.4 million for the six months ended June 30, 2007 to net income of $0.3 million for the same period in 2008.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

Sales. For the three months ended June 30, 2008, sales decreased 12.8% from $13 million to $10.9 million relative to the three months ended June 30, 2007. For the second quarter of 2008, watch sales totaled $0.8 million as compared to $6 million for the same period in 2007. Of the remaining $10.1 million in sales for 2008, $8.6 million was generated by our retail segment (excluding watches), and $1.5 million was generated from our trading segment as compared to $6 million and $1 million, respectively, for 2007. The average spending per capita increased from $71 for the three months ended June 30, 2007 to $78 for the same period in 2008, an increase of 9.9% mainly due to an increase in the number of tourists from cities with higher average household income. Retail sales (excluding watches) increased also due to increased patronage from 88,332 customer visits during for the three months ended June 30, 2007 to 105,421 customer visits during the three months ended June 30, 2008, an increase of 19% for the corresponding periods.

Cost of Sales. Cost of sales decreased from $9.9 million for the three months ended June 30, 2007 to $6.2 million for the three months ended June 30, 2008, a decrease of 37% as compared to a 14.1% decrease in sales over the same comparable quarters in 2008 and 2007. Our gross profit margin increased from 23.4% for the three months ended June 30, 2007 to 44.4% for the same period this year. The increase in margins was mainly due to the higher margins for our retail products excluding the luxury watch line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3.7 million for the three months ended June 30, 2007 to $5.3 million for the same period in 2008. Our selling expenses increased from $2.9 million for the second quarter in 2007 to $3.5 million for the same period of in 2008. As to the percentage of retail sales, our selling expenses decreased to 35% for the three months ended June 30, 2008 from 46% for the same period in 2007. The percentage of our selling expenses decreased due to a reduction in our incentives to agents. Salaries and other administrative expenses increased from $0.8 million in the second quarter of 2007 to $1.8 million for the same period of 2008. Salaries and other administrative expenses in 2007 were lower due to our cost-cutting efforts in 2007, but such expenses have returned to normal level in 2008.

Other Income. Other income primarily represents the gain on the exchange rate from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. The total of all other income increased from a net expense of $0.3 million for the three months ended 2007 to a net income of $0.3 million for the same period in 2008.

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

Trading Segment

Segment sales and profit for our Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first half of 2008 increased 27%, from $2.5 million for the six month period ended June 30, 2007 to $3.1 million for the same period in 2008.

Total segment profit as a percentage of sales for the Trading Segment was 12.7% for the six months period ended June 30, 2008, as compared to loss of 1.8% for the same period in 2007.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first half of 2008 decreased 30.4%, from $27.6 million for the six months period ended June 30, 2007 to $19.2 million for the same period in 2008. The decrease in revenues is attributed to the decrease in turnover in high price watches from sales of $12.5 million in the first half of 2007 compared to $1.1 million in the same period of 2008.

Total segment profit (loss) as a percentage of sales for the Retail Segment was 0.6% in loss and 1.2% in profit for the six months period ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows. For the six months period ended June 30, 2008, the net cash flow drawn by operations was $810,119, which was due to pre-payment to vendors for new models of their products. Net cash flow used in investing activities in the second quarter of 2008 was $6,802, which was minimal.

Net cash flow used in financing activities was $353,084 mainly due to the repayment of capital lease arrangements and payments for installment loans.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. There is no assurance, however, that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our expenditures, including capital expenditures for property and equipment, which could potentially harm our business.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$159	$159	$0	—	$—

Capital Lease Obligations	127	127	0	—	—

Operating Leases	526	449	77	—	—

Total Contractual Obligations:	$812	$735	$77	$—	$—

Total indebtedness consists of installment loans from financial institutions in Hong Kong.

Capital lease amounts primarily consist of vehicles and equipment to support our retail operations.

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under certain lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments in our investment portfolio and do not have any foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $0.7 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and we do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar and currently has an exchange rate of 7.8 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 100,000 to 150,000 RMB, and $2,000 to $3,000 in U.S. Dollars. However, see the risk factor in Part II below entitled “Fluctuation in the value of RMB and the Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07). On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but that order dismissing claims for damages was affirmed.

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

The retail sector in our geographic area is rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used, and may continue to use, aggressive pricing or carry a larger inventory than we do. We expect that competition will further intensify in the future. Because barriers to entry are limited, current and new competitors may open retail locations that will compete with ours.

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

We generally experience an increase in sales during the summer months, as travel and tourist activity increases. On the other hand, we generally experience a decrease in sales during the winter months when there are fewer travelers. In addition, if we are unable to meet customer demand for our products during these peak periods, our revenues and future growth could be adversely affected. Furthermore, we may be unable to adequately staff our retail outlets and warehousing operations during these periods.

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

To promote our private label brands in response to competitive pressures, we may increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. We cannot be certain that our advertising efforts will be a successful means of attracting customers or that this measure of resource allocation will correspond with providing additional revenues. If we fail to promote and maintain our brand, or if we incur excessive expenses while attempting to promote and maintain our brand, our business may be adversely affected.

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

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products that reflect our customers’ preferences. The taste of consumers is subject to frequent, significant and sometimes unpredictable changes. To be successful in our line of business, our product offerings must be broad, deep in scope and affordable to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our product offerings fail to satisfy our customers’ taste or respond to changes in customers’ preferences, our revenues could decline. In addition, any failure to offer products that satisfy customers’ preferences could allow our competitors to gain market share.

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

We make allowances for product returns in our financial statements based on historical return rates. In order to keep product returns low or within our estimates, we continuously monitor product purchases and returns and may change our product offerings based on the return rates. If our actual product returns significantly exceed our allowances for returns, our revenues and profitability could decrease, especially as we expand into new product categories. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories or new products, changes in our product mix or other factors may cause actual returns to increase. Any new policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

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

We depend on the continued services and performance of our executive management and other key personnel, in particular, Alex Chun Shan Yue, our Chief Executive Officer, and Danny Sau Kwong Leung, our Chief Operating Officer. The loss of either of these executive officers or any other key persons could harm our business.

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

All of our business operations are currently conducted in Hong Kong, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many aspects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

Under the Refund Protection Scheme, retailers who intend to arrange for mainland China's Inbound group visitors must register with the Travel Industry Council and one of the conditions of registration is that registered retailers shall offer a six-month, full refund protection to mainland China's inbound group visitors. As a part of the conditions of the Refund Protection Scheme, registered retailers must assist tour operators and inbound visitors seeking refunds. Registered retailers who fail to comply may be subject to penalties imposed by the Travel Industry Council. We have registered with the Travel Industry Council under the new rules and offer a 180-day refund policy to our customers.

Our operations may be negatively impacted by these heightened standards and implementation of the new rules.

Fluctuation in the value of RMB and the Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB and the Hong Kong Dollar against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, and the rate between the Hong Kong Dollar has been pegged to the U.S. dollar since 1983, there are no assurances that these currencies will remain pegged to the U.S. Dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. Dollar, and other geopolitical factors if the RMB were to increase in value against the dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect. In addition, a strengthening of the U.S. Dollar against the Hong Kong Dollar, if it occurred, would adversely affect the value of your investment.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS and other epidemics or outbreaks. China reported a number of cases of SARS in the spring of 2003, which severely impacted the tourism industry for many months. Any prolonged reoccurrence of SARS or other adverse public health developments in China could negatively impact tourism in Hong Kong, which would have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary travel restrictions, or even closure of our facilities or offices. Such closures would severely disrupt our customer flow and business operations, and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

We face risks related to earthquakes and other natural disasters.

Our business could be adversely affected by the effects of earthquakes and other natural disasters. In May 2008, China reported an earthquake measuring 7.9 on the Richter scale in Sichuan Province, a mountainous region in Western China. Earthquakes and other natural disasters are especially catastrophic in China due to the poor infrastructure system. Any reoccurrence of earthquakes or other natural disasters in China could negatively impact tourism in Hong Kong, which would provide some challenges on our business. Earthquakes and natural disasters cause ripples in the economy, and discourage tourism and traveling in general, which could reduce the number of tourists visiting Hong Kong and our customer flow. We have not adopted any written preventive measures or contingency plans to combat any future earthquakes or any other natural disasters.

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

ASIAMART, INC.

Dated: August 19, 2008	By:	/s/ Alex Yue
Alex Yue President and Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2008	By:	/s/ Kwan Pui Wong
Kwan Pui Wong Chief Financial Officer (Principal Financial and Accounting Officer)