Form 10-Q
period 2008-09-30
ASIAMART, INC.
filed 2008-11-19
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐ No  ☒

As of September 30, 2008, the Registrant had 24,744,177 shares of Common Stock outstanding.

ASIAMART, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Currency expressed in United States Dollars (“US$”), except for number of shares

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$558,382	$1,817,148
Accounts receivable, net	2,968,488	1,432,281
Due from related party	-	451,328
Inventories	2,441,628	3,817,215
Deposits and prepaid expenses	1,767,555	1,500,599
Other receivables	402,561	475,513
Total current assets	8,138,614	9,494,084

Plant and equipment, net	642,556	848,978

Other assets:
Long-term loan receivables, net	1,210,281	1,211,580
Long-term rental and utilities deposits	159,651	157,922
Tax recoverable	63,577	54,829
Total other assets	1,433,509	1,424,331
TOTAL ASSETS	$10,214,679	$11,767,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,418,988	$2,482,382
Accrued liabilities	989,097	1,026,210
Customer deposits	110,508	95,292
Due to stockholders	287,785	286,585
Income tax payable	76,250	-
Other payable	23,677	110,771
Current maturities of long-term debt	150,048	523,435
Total current liabilities	3,056,353	4,524,675

Long-term liabilities
Deferred tax liabilities	15,520	15,455
Long-term debt	-	115,916
Debentures payable, net of discount and issuance costs	1,926,457	1,079,914
Total long-term liabilities	1,941,977	1,211,285
TOTAL LIABILITIES	4,998,330	5,735,960

Stockholders’ equity:
Common stock	2,474	2,474
Additional paid-in capital	3,455,421	3,455,421
Retained earnings	1,657,929	2,507,417
Accumulated other comprehensive income	100,525	66,121
Total stockholders’ equity	5,216,349	6,031,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,214,679	$11,767,393

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE
Sales	$7,448,632	$11,893,386	$29,140,060	$41,026,452
Referral income	-	-	-	426,442
Related party	-	-	604,264	496,753
Total revenue	7,448,632	11,893,386	29,744,324	41,949,647

COST OF SALES	4,566,826	5,742,136	16,598,543	25,916,759

GROSS PROFIT	2,881,806	6,151,250	13,145,781	16,032,888

OPERATING EXPENSES
Selling, general and administrative expenses	4,017,175	6,846,560	14,385,068	16,078,137
LOSS FROM OPERATIONS	(1,135,369)	(695,310)	(1,239,287)	(45,249)

OTHER INCOME (EXPENSE), NET	81,650	113,671	466,049	(234,413)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,053,719)	(581,639)	(773,238)	(279,662)

Provision for Income Tax	(10,998)	(81,695)	76,250	131,211
NET LOSS	(1,042,721)	(499,944)	(849,488)	(410,873)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	32,126	41,424	34,404	43,121
COMPREHENSIVE LOSS	$(1,010,595)	$(458,520)	$(815,084)	$(367,752)

BASIC AND DILUTED LOSS PER SHARE	$(0.042)	$(0.020)	$(0.034)	$(0.017)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,744,177	24,598,344	24,744,177	24,589,415

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flow from operating activities:
Net cash (used in) provided by operating activities	$(805,166)	$(1,159,437)

Cash flows from investing activities:
Long-term loans to staff	-	(19,789)
Decrease in long term rental and utility deposit	-	(4,084)
Purchase of property and equipment	-	(94,212)
Long-term loans from / (to) travel agencies	1,299	(257,074)
Net cash provided by (used in) investing activities	1,299	(375,159)

Cash flows from financing activities:
Repayments of amounts due to shareholders	-	(19,131)
Proceeds from short term loan	-	255,800
Repayment of short term loan	-	(168,798)
Proceeds from installment loan	-	128,040
Repayment of installment loan	(373,387)	(383,274)
Repayment of capital lease obligations	(115,916)	(354,591)
Net cash used in financing activities	(489,303)	(541,954)

EFFECT OF EXCHANGE RATE ON CASH	34,404	5,180

CHANGE IN CASH	(1,258,766)	(2,071,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,817,148	2,560,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$558,382	$488,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$194,050	$210,927
Income taxes paid	$54,845	$243,900

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Common stock		Additional	Retained	Accumulated other comprehensive
	Shares	Par value	paid-in capital	Earnings	income	Totals

Balance as of December 31, 2007	24,744,177	$2,474	$3,455,421	$2,507,417	$66,121	$6,031,433
Other comprehensive income (loss):
Net loss for the period	-	-	-	(849,488)	-	(849,488)
Foreign currency translation adjustment	-	-	-	-	34,404	34,404
Total comprehensive loss:						(815,084)
Balance as of September 30, 2008	24,744,177	$2,474	$3,455,421	$1,657,929	$100,525	$5,216,349

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2008.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Prior year balances have been reclassified to conform to the current period presentation.  The balance sheet includes a reclassification of debt issue costs that was shown as part of total asset to debentures payable, net.

There is no provision for dividends for the quarter to which this quarterly report relates.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will not have a material impact on the consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the consolidated financial position or results of operations.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE 4 – INVENTORIES

Inventory consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)

Inventories	$2,916,923	$4,292,510
Less: valuation allowance	(475,295)	(475,295)

Total	$2,441,628	$3,817,215

NOTE 5 – INCOME TAXES

The Company is registered in the State of Delaware and conducts all of its business through its subsidiaries incorporated in Hong Kong and therefore is not subject to U.S. income tax. Pursuant to Hong Kong tax law, the Company’s Hong Kong subsidiaries are subject to profits tax at the rate of 16.5%.

NOTE 6 – RELATED PARTY TRANSACTIONS

Trade receivable and sales – related party

For the nine months ended September 30, 2008 and 2007, the Company earned sales revenue from Prince Digital in the amounts of $604,264 and $496,753, respectively, a related company, which is controlled by Mr. Tsoi Kee Kwong Ricky, a beneficial shareholder of the Company. As of September 30, 2008, there were no amounts due from Prince Digital.

NOTE 7 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from concessionaire sales	$47,285	$124,803	406,322	369,073
Transaction gain	228,838	252,034	766,293	677,407
Interest income	-	-	136	9,821
Finance costs	(390,740)	(361,539)	(1,030,231)	(1,032,752)
Others	196,267	98,373	323,529	(257,962)

Total	$81,650	$113,671	$466,049	$(234,413)

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 – SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment, and (ii) the retailing segment.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Trading	$1,290,699	$1,221,435	$4,398,622	$3,671,781
Retailing	6,157,933	10,672,051	25,345,702	38,277,866

	$7,448,632	$11,893,486	$29,744,324	$41,949,647

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) before provision for income tax
Trading	$47,580	$389,176	$442,909	$345,993
Retailing	(1,101,299)	(970,715)	(1,216,147)	(625,655)

	$(1,053,719)	$(581,539)	$(773,238)	$(279,662)

	September, 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)

Total assets:
Trading	$1,521,848	$6,446,113
Retailing	8,692,831	5,321,280

	$10,214,679	$11,767,393

All of the Company’s revenue and assets are located in Hong Kong.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
- Net loss in computing basic and diluted net income per share	$(1,042,721)	$(499,944)	$(849,488)	$(410,873)

Denominator:
- Weighted average ordinary shares outstanding in computing basic net loss per share	24,744,177	24,598,344	24,744,177	24,598,415
- Weighted average incremental warrant shares outstanding	-	-	-	-

Total weighted average shares outstanding in computing diluted net loss per share	24,744,177	24,598,344	24,744,177	24,598,415

Basic net loss per share	$(0.04)	$(0.02)	$(0.03)	$(0.017)

Diluted net loss per share	$(0.04)	$(0.02)	$(0.03)	$(0.017)

NOTE 10 – LEGAL PROCEEDINGS

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Management Service Agreements:

On October 28, 2008, three of the subsidiaries of Asiamart, Inc. (the “Company”) entered into a series of Management Service Agreements (the “Agreements”) with Best Paramount Industrial Limited (“Best Paramount”) whereby they will act as a service provider to Best Paramount. The Company shall provide technical, commercial and operational management for Best Paramount. Under the terms of the Agreements, the scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company shall be in charge of running Best Paramount’s premises and will provide its employees to staff Best Paramount’s operation. Best Paramount shall be responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company shall be responsible for paying all other expenses of the operation, including, but not limited to, advertising, utilities, insurance, salaries, transportation, cleaning and administrative (“Actual Costs”) on the behalf of Best Paramount. Best Paramount shall reimburse the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services. Under the terms of the Agreements, the Company shall also have the discretion to charge Best Paramount a discretionary fee, to be negotiated in detail in three to six months pursuant to actual performance of the operation. The Agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause.

Change in Business Model:

The Company plans to change its business model from being an outlet and discount shopping center operator to a retail service provider. The Company foresees a significant slowdown in retail sales, anticipates a reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China. During the third quarter of 2008, the revenue of the Company significantly decreased due to these trends. In addition in the period leading up to and during the Beijing 2008 Olympic Games, the Chinese government restricted outbound travel visas, and this policy has not been reversed following the Olympics. Further, management believes that the current ongoing global financial crisis is discouraging tourist visits to Hong Kong. In the present economic climate, management believes that the Company is not likely to be able to sustain profitability with operation of its retail outlets in their current form, and believes that changing its business model will be in its best interest. Management believes the Company faces fierce competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits. The Company is considering the closure of its two outlets in the next few months and shifting its focus to provide management services to other retail operators. Best Paramount is reputed to be an experienced retail operator that sells a wide variety of appealing items that attract tourists, including, but not limited to, cosmetics, electronics, jewelry and branded watches, and it also has the advantage of securing an excellent location in the coveted Emax within Hong Kong International Trade and Exhibition Center, an attractive location with heavy foot traffic from visiting tourists. The Company believes its new direction will position the Company to produce a more stable stream of income and achieve profitability for the Company and its shareholders.

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

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Asiamart” or the “Registrant” refer to Asiamart, Inc., a Delaware corporation.

Overview

We operate outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China. We offer tourists discount prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments, producing high sales volume and rapid inventory turnover.

We own and operate five subsidiaries, of which two are trading subsidiaries. The two trading subsidiaries, Raffle Limited and Sure Profits Trading Limited, engage in the import and local distribution of consumer electronic products. We believe we have established a reputation of reliable, quality service among our business and retail customers. We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 180 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macau, for repairs. We mark the receipts for our products with a special symbol to denote our guarantee that the product is authentic and sourced directly from the manufacturer or an authorized dealer.

Over the past few years, our goal has been the development of our retail business with a focus on international tourists in Hong Kong and we became one of the largest retail enterprises in this market. Under the weight of a global recession, management has re-evaluated the Company’s current business model and operation. In the near future, the Company foresees a significant slowdown in retail sales and fierce competition from other retailers, anticipates a reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China.

During the third quarter of 2008, the revenue of the Company significantly decreased due to the above-mentioned trends. In addition in the period leading up to and during the Beijing 2008 Olympic Games, the Chinese government restricted outbound travel visas, and this policy has not been reversed following the Olympics. Further, management believes that the current ongoing global financial crisis is discouraging tourist visits to Hong Kong. In the present economic climate, management believes that the Company is unlikely to sustain profitability with operation of its retail outlets in their current form, and believes that changing its business model will be in its best interest. Management believes the Company faces heavy competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits. Retailers that wish to stay afloat have to compete fiercely by drastically marking down their prices, lowering their margins, and offering higher commissions to travel operators. Some of our competitors are in a better position to weather the economic storm because they have better locations with heavier foot traffic and attract a higher density of tourists. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the intense competition surrounding our area. Therefore, the Company is considering the closure of its two outlets in the next few months and shifting its focus to provide management services to other retail operators.

The Company plans to change its business model from being an outlet and discount shopping center operator to a retail service provider. On October 28, 2008, three of the subsidiaries of the Company entered into a series of Management Service Agreements (the “Agreements”) with Best Paramount Industrial Limited (“Best Paramount”) whereby they will act as a service provider to Best Paramount at the Emax premises, a coveted location within Hong Kong International Trade and Exhibition Center with heavy foot traffic from visiting tourists. The Company shall provide technical, commercial and operational management for Best Paramount. Under the terms of the Agreements, the scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company is also planning to set up a website to market the products on the internet. The Company shall be in charge of running Best Paramount’s Emax premises and will provide its employees to staff Best Paramount’s operation at the Emax location. Best Paramount shall be responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company shall be responsible for paying all other expenses of the operation, including, but not limited to, advertising, utilities, insurance, salaries, transportation, cleaning and administrative (“Actual Costs”) on the behalf of Best Paramount. Best Paramount shall reimburse the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services.

Under the terms of the Agreements, the Company shall also have the discretion to charge Best Paramount a discretionary fee, to be negotiated in detail in three to six months pursuant to actual performance of the operation. The Management Agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause. Best Paramount is reputed to be an experienced retail operator that sells a wide variety of appealing items that attract tourists, including, but not limited to, cosmetics, electronics, jewelry and branded watches, and it also has the advantage of securing an excellent location in the coveted Emax. The Company believes its new direction will position the Company to produce a more stable stream of income and achieve profitability for the Company and its shareholders.

Quarterly Results May Fluctuate

Our sales may be influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability. Our business is also subject to some seasonality, with decrease in sales during the winter months due to decrease in travel and tourist activities, and increase in sales during the summer months due to an increase in such activities. Due to the swing of the economy and the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. Our operating results can also be impacted by the supply of products from suppliers caused by manufacturing delays or delivery issues. Additionally, the offering of new products or utilization of new sales channels can also cause our quarterly operating results to fluctuate. For a discussion of these and other risks related to economic cycles and seasonality of our business, see “Risk Factors” in Part II below.

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

Results of Operations

Comparisons of Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales. For the nine months ended September 30, 2008, sales decreased 29% from $42 million to $29.7 million relative to the nine months ended September 30, 2007. The decrease in sales is attributable to both decreases in retail sales and luxury watches. The marked slowdown in sales is most evident in the last three months of the nine months ended September 30, 3008, coinciding with the pace of the aggressive breakdown of the global financial system. Management believes that we are entering into a period of uncertainty regarding future economic prospects, and as a result, consumer spending, particularly on discretionary items, and disposable income is in decline. Aside from a global recession, China also suffered from several of its own financial mishaps in 2008, such as the Sichuan earthquake and the nationwide tainted milk scandal. In the current economic climate, the Company experienced a significant slowdown in overall retail sales and the sale of our luxury watches has also heavily declined. For the first nine months of 2008, watch sales totaled $1.5 million as compared to $14 million for the same period in 2007. Of the remaining $28.2 million in sales for 2008, $23.8 million was generated by our retail segment (excluding watches), and $4.4 million was generated from our trading segment as compared to $24 million and $4 million, respectively, for 2007. The average spending per capita slightly increased from $73 for the nine months ended September 30, 2007 to $77 for the same period in 2008. During the nine months ended September 30, 2008 and especially during the third quarter of 2008, management believes overall group tour visits from China to Hong Kong declined dramatically and this trend is reflected in our sales. For a discussion of the factors affecting travel to Hong Kong during third quarter 2008, see section below on “Comparison of Three Months Ended September 30, 2008 and September 30, 2007”. Our retail sales (excluding watches) decreased due to decreased patronage from 332,412 customer visits in the nine months ended September 30, 2007 to 263,033 customer visits in the nine months ended September 30, 2008, a decrease of 20.9% for the corresponding periods. In the period leading up to and during the 2008 Beijing Olympic Games, the Chinese government restricted outbound travel visas which management believes had a big impact on tourists visiting Hong Kong. Management also believes that the current ongoing global financial crisis is discouraging tourist visits to Hong Kong.

Cost of Sales. Cost of sales decreased from $25.9 million for the nine months ended September 30, 2007 to $16.6 million for the nine months ended September 30, 2008, a decrease of 36% as compared to a 29% decrease in sales over the same comparable nine month periods in 2008 and 2007. The decrease of the cost of sales is in line with our decrease in sales. Our gross profit margin increased from 38% for the nine months ended September 30, 2007 to 44% for the same period this year. The increase of margin was mainly due to increased sales proportion of the higher margin retail products as compared to the luxury watch line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $16.1 million for the nine months ended September 30, 2007 to $14.4 million for the same period in 2008. Our selling expenses slightly decreased from $9.9 million for the nine months period in 2007 to $9.1 million for the same period of 2008. As to the percentage of retail sales, our selling expenses increased to 57% for the nine months ended September 30, 2008 from 42% for the same period in 2007. The percentage of our selling expenses increased due to our special incentives to agents. In the first nine months of 2008, there were increased competition from other local retailers seeking to make sales to a dwindling group of tourists, and therefore we had to offer more attractive incentives to agents in order to encourage them to bring us business over other retailers. Salaries and other administrative expenses decreased from $6.2 million in the first nine month period of 2007, to $5.3 million for the same period of 2008. Salaries and other administrative expenses in 2008 were lower due to our continuous cost-cutting efforts and reduction in sales commissions to staff. During downturn of the economy when job cuts are increasing, we were able to offer slimmer commissions to our staff and still be able to retain talent.

Other Income. Other income primarily represents the gain on the exchange rate from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. The total of other income increased from a net expense of $0.2 million for the nine months ended September 30, 2007 to net income of $0.5 million for the same period in 2008.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

Sales. For the three months ended September 30, 2008, sales decreased 37% from $11.9 million to $7.4 million relative to the three months ended September 30, 2007. During the third quarter of 2008, management believes that our revenue significantly decreased due to several domestic factors affecting travel, such as the Beijing Olympics in August and the Chinese tainted milk scandal in September. Instead of visiting Hong Kong, we believe that many tourists from other parts of mainland China either opted to travel to Beijing to join the festivity of the Olympics in August or chose to stay home and watch the Olympics on television. The Chinese government also restricted outbound travel visas in the period leading up to and during the Olympics which further discouraged outbound travel and led to fewer tourists visiting Hong Kong. We postulate that the tainted milk scandal that unraveled early September 2008 which caused a nationwide panic in mainland China also caused many tourists, especially those with children, to opt out of traveling to stay close to home. For the three months ended September 30, 2008, we faced especially strong competition from other retailers around our area, which management believes pulled away a lot of our business. These competitors have the advantage of having their shopping outlets in better locations with a higher density of tourists and heavier foot traffic; they are also willing to drastically mark down their prices, lower their margins, and offer higher commissions to travel operators in order to compete for tourist business. For the three months ended September 30, 2008, there was such a sharp decline in retail sales that we decided to consolidate the operation of our two outlets. During this period, our primary outlet would be open full time and our secondary outlet would only be open when the primary outlet has reached full capacity. We asked our staff to take annual leaves and the staff that resigned were not replaced since we had enough staff to rotate between the two outlets. By consolidating our operation during third quarter 2008, we were able to cut down on employee salaries and utilities expenses to save costs. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the fierce competition surrounding our area. Considering these trends, management decided not to renew the leases of our outlets when they expire in the next few months, and to switch business direction from being a retail operator to a service provider. For the three months ended 2008, watch sales totaled $0.4 million as compared to $1 million for the same period in 2007. Of the remaining $7 million in sales for 2008, $5.7 million was generated by our retail segment (excluding watches), and $1.3 million was generated from our trading segment as compared to $8.5 million and $2.4 million, respectively, for 2007. The average spending per capita decreased from $77 for the three months ended September 30, 2007 to $75 for the same period in 2008, a decrease of 2.7% mainly due to more cautious spending by tourists. Retail sales (excluding watches) decreased also due to decreased patronage from 112,886 customer visits during the three months ended September 30, 2007 to 60,083 customer visits during the three months ended September 30, 2008, a decrease of 47% for the corresponding periods; and such significant decrease in the number of tourists is reflected in the considerable decrease of our sales during the third quarter of 2008.

Cost of Sales. Cost of sales decreased from $5.7 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008, a decrease of 20% as compared to a 37% decrease in sales over the same comparable quarters in 2008 and 2007, in line with the decrease in our sales. Our gross profit margin decreased from 51% for the three months ended September 30, 2007 to 38% for the same period this year. The decrease in margins was mainly due to our competitive pricing strategy which was required due to fierce competition from other retailers. Due to the economic downturn and fewer tourists in the third quarter of 2008, we took aggressive measures to compete for sales revenue from a diminishing group of tourists with strategies such as paying higher commissions to agents, promotion and lower prices, and this led to a decrease of our margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $6.8 million for the three months ended September 30, 2007 to $4 million for the same period in 2008. Our selling expenses decreased from $3.3 million for the third quarter in 2007 to $2.3 million for the same period in 2008. Management decided to cut down on advertising spending during this period in order to save costs. As to the percentage of retail sales, our selling expenses increased to 37% for the three months ended September 30, 2008 from 33% for the same period in 2007. The percentage of our selling expenses increased due to the increase of our incentives to agents. As above-mentioned, since all our competitors are offering greater incentives to agents in order to compete for diminishing tourist business, we had to keep up with more attractive incentives as well to compete in this difficult retail climate. Salaries and other administrative expenses decreased from $3.5 million in the third quarter of 2007 to $1.7 million for the same period of 2008. Salaries and other administrative expenses in 2008 were lower due to our continuous cost-cutting efforts in 2008. Also, with fewer employment opportunities during economic slowdown, we were able to retain our staff even with fewer incentives.

Other Income. Other income primarily represents the gain on the exchange rate from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. The total of other income slightly decreased from $0.11 million for the three months ended September 30, 2007 to less than $0.08 million for the same period in 2008.

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

Trading Segment

Segment sales and profit for our Trading Segment were as follows:

Sales revenues from external customers in the Trading Segment during the first nine months of 2008 increased 20%, from $3.7 million for the nine month period ended September 30, 2007 to $4.4 million for the same period in 2008. Our sales revenue increased because we were able to take advantage of lower product prices with purchases paid with cash.

Total segment profit as a percentage of sales for the Trading Segment was 10% for the nine months period ended September 30, 2008, as compared to 9% for the same period in 2007.

Retail Segment

Segment revenue and profit for the Retail Segment, were as follows:

Sales revenues from external customers in the Retail Segment during the first nine months of 2008 decreased 34%, from $38.3 million for the nine months period ended September 30, 2007 to $25.3 million for the same period in 2008. The decrease in revenues is attributed to more cautious spending from tourists with the downturn of the economy.

Total segment loss as a percentage of sales for the Retail Segment was 4.8% and 1.6% in loss for the nine month period ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows. For the nine months period ended September 30, 2008, the net cash flow drawn by operations was $805,166, which was due to pre-payment to vendors for new models of their products. Net cash flow used in investing activities in the third quarter of 2008 was $1,299, which was minimal.

Net cash flow used in financing activities was $489,303 mainly due to the repayment of capital lease arrangements and payments for installment loans.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$61	$61	$0	0	$0

Capital Lease Obligations	92	91	1	0	0

Operating Leases	457	451	6	0	0

Total Contractual Obligations:	$610	$603	$7	$0	$0

Total indebtedness consists of installment loans from financial institutions in Hong Kong.

Capital lease amounts primarily consist of vehicles and equipment to support our retail operations.

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under certain lease arrangements. The leases for our shopping centers are about to expire in the next few months. As previously discussed, the Company is considering the closure of its two outlets at the expiration of its lease agreements and shifting its focus to provide management services to other retail operators.

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

Derivative Financial Instruments

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At September 30, 2008, we had approximately $0.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07). On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but the order dismissing claims for damages was affirmed.

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

Risks Relating to Our Business

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability.

Retail is a cyclical industry that is dependent upon the overall level of consumer spending. The global economy is currently experiencing a downturn. Retail tends to decline in periods of uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the retail industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain or increase our sales or maintain or improve our margins from operations as a percentage of net sales. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability.

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

Our corporate growth strategy aims to among other things, further develop our distribution channels, expand our merchandise offerings, leverage our customer database, reach new customer segments, and increase traffic. In pursuing these objectives, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (Filed herewith.)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (Filed herewith.)

10.20	Management Service Agreement dated October 28, 2008 by and between Allied Fine Development Limited and Best Paramount Industrial Limited (1).

10.21	Management Service Agreement dated October 28, 2008 by and between Manigood International Industry Limited and Best Paramount Industrial Limited (1).

10.22	Management Service Agreement dated October 28, 2008 by and between Profits Dreams Development Limited and Best Paramount Industrial Limited (1).

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIAMART, INC.

Dated: November 19, 2008	By:	/s/ Alex Yue
Alex Yue

President and Chief Executive Officer

(Principal Executive Officer)

Dated: November 19, 2008	By:	/s/ Kwan Pui Wong
Kwan Pui Wong

Chief Financial Officer

(Principal Financial and Accounting Officer)