Form 10-K
period 2008-12-31
ASIAMART, INC.
filed 2009-05-05
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30292

Asiamart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0405437
(State of Incorporation)	(I.R.S. Employer Identification No.)

Room 801, 8/F., Yue Hwa International Building, Kowloon Park Drive, Tsim Sha Tsui, Kowloon	(852) 3580-8808
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

As of April 23, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $111,352 based on a closing price of $0.015 (or average bid and asked price) per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of April 23, 2009, the Registrant had 24,744,177 shares of Common Stock issued and outstanding.

Asiamart, Inc.

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

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

Overview

For the first three quarters of 2008, our core business was the operation of outlets and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China.  This business involved offering tourists discount prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments.

We own and operate five subsidiaries, of which two are trading subsidiaries. The two trading subsidiaries, Raffle Limited and Sure Profits Trading Limited, engage in the import and local distribution of consumer electronic products.  We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices.

Over the past few years, our goal has been the development of our retail business with a focus on international tourists in Hong Kong. Under the weight of a global recession, management has re-evaluated the Company’s business model and operation. In the near future, the Company foresees a significant slowdown in retail sales and fierce competition from other retailers, anticipates a reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China.

During the third quarter of 2008, the revenue of the Company significantly decreased due to the above-mentioned trends. In addition, in the period leading up to and during the Beijing 2008 Olympic Games, the Chinese government restricted outbound travel visas, and this policy has not been reversed following the Olympics. Further, management believes that the ongoing global economic recession is discouraging tourist visits to Hong Kong. In the present economic climate, management believes that the Company is unlikely to sustain profitability with operation of its retail outlets, and believes that changing its business model is in its best interest. Management believes the Company faces heavy competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits. Retailers that wish to stay afloat have to compete fiercely by drastically marking down their prices, lowering their margins, and offering higher commissions to travel operators. Some of our competitors are in a better position to weather difficult economic conditions because they have better locations with heavier foot traffic and attract a higher density of tourists. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the intense competition surrounding our area. Therefore, starting the third quarter of 2008, the Company has shifted its business model from being an outlet and discount shopping center operator to a retail service provider and has closed the operation of its two outlets at the end of 2008.

On October 28, 2008, three of the subsidiaries of the Company entered into a series of Management Service Agreements (the “Agreements”) with Best Paramount Industrial Limited (“Best Paramount”) whereby they agreed to act as a service provider to Best Paramount at the Emax premises, a coveted location within Hong Kong International Trade and Exhibition Center with heavy foot traffic from visiting tourists. The Company agreed to provide technical, commercial and operational management for Best Paramount. Under the terms of the Agreements, the scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company is responsible for running Best Paramount’s Emax premises and provides its employees to staff Best Paramount’s operation at the Emax location. Best Paramount is responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company is responsible for paying all other expenses of the operation, including, but not limited to, advertising, utilities, insurance, salaries, transportation, cleaning and administrative (“Actual Costs”) on the behalf of Best Paramount. Best Paramount reimburses the Company for the Actual Costs, and in addition pays the Company a 5% mark-up of such Actual Costs as consideration for the Company’s services.

Under the terms of the Agreements, the Company also has the discretion to charge Best Paramount a discretionary fee, to be negotiated in detail in three to six months pursuant to actual performance of the operation. The Agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause. Best Paramount is reputed to be an experienced retail operator that sells a wide variety of appealing items that attract tourists, including, but not limited to, cosmetics, electronics, jewelry and branded watches, and it also has the advantage of securing an excellent location in the coveted Emax.

Corporate History

General

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

Agreements with Best Paramount

On October 28, 2008, three of our subsidiaries entered into a series of agreements with Best Paramount whereby they agreed to act as a service provider to Best Paramount. The Company agreed to provide technical, commercial and operational management for Best Paramount. Under the terms of the Agreements, the scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company is in charge of running Best Paramount’s premises and agreed to provide its employees to staff Best Paramount’s operation. Best Paramount is responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company is responsible for paying all other expenses of the operation, including, but not limited to, certain Actual Costs on the behalf of Best Paramount.  Best Paramount agreed to reimburse the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services. Under the terms of the agreements, the Company also has the discretion to charge Best Paramount a discretionary fee, to be negotiated in detail in three to six months pursuant to actual performance of the operation. The agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause.

 Our Shopping Centers

During the first three quarters of 2008, we operated the following two shopping centers:

•	Super Star Department Store. This shopping center has approximately 20,000 square feet of floor space and is located in the area in Hong Kong known as To Kwa Wan.

•	Hong Kong (Duty Free) Centre. This shopping center has approximately 20,000 square feet of floor space and is located in Whampoa Garden, in Hung Hom, close to convenient transportation centers.

During the first half of 2008, we employed approximately 130 highly trained salespersons in our shopping centers. During the latter half of 2008, due to the global recession and certain travel restrictions, we faced a significant slowdown in our shopping centers and had to make certain cost-saving business changes accordingly.  We had to reduce the hours of operation of our shopping centers, alternate the shutdown of each of the shopping centers, reduce the hours and commissions of salespersons and cut the overall headcount of staff members to save costs.  At the end of 2008, we reduced our salespersons to 45.  During the second half of 2008, our stores were only in operation part-time due to the considerable slowdown in our business.  We closed our two shopping centers at the end of 2008 in order to shift its focus to provide management services to other retail operators.  Since the end of 2008, we have moved our staff from our shopping centers to staff the retail operation of Best Paramount.

Products

All the products sold at our shopping centers were internationally branded products of high quality, including high-end consumer electronics and prestigious cosmetics imported from Europe and Japan. In addition to cosmetics, our product line also included consumer electronics, health products, and herbal ornaments, which are the categories of products most sought after by mainland Chinese tourists.

All products sold at our stores were guaranteed to be authentic products from the original manufacturers. We provided our customers with a 180-day full refund policy, and an optional three-year repair service to cover certain appliances.

During the operation of our shopping centers, our merchandising strategy was to provide our customers with a broad range of well known, branded products that are the most popular in their respective categories, at prices consistently lower than could be obtained by our shoppers in mainland China. We sought to streamline and limit specific items in each product line to fast selling models, sizes and colors, focusing on selling popular products at high volume.

Sources of Products

Purchasing from Suppliers and Manufacturers. Over the past few years and prior to the closure of our shopping centers at the end of 2008, we sourced products from over 100 suppliers and manufacturers. We have developed strong and long-term relationships with our top five suppliers, and many of these suppliers have been working with us or our executives for nearly 20 years. Since most of the products we sold were generally available from more than one manufacturer, we secured secondary sources for most of our top-selling products. As a result, we did not experience any difficulty in obtaining sufficient quantities of merchandise and believed that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business.

Volume purchases from our suppliers allowed us to benefit from volume discounts and favorable trade credit terms. We had either written contracts or verbal agreements based on historical dealings with the vendors under which certain quantities must be purchased before we were qualified to have rebates or discounts. We were not, however, obligated to purchase any particular quantities from any of our suppliers. We carefully monitored sales trends and modified purchasing strategy to benefit from supplier discounts as a result of volume purchasing. These relationships allowed us to benefit from favorable trade terms resulting in payables of 90 to 150 days with our top suppliers.

Alliance and Affiliation Arrangements. In addition to purchasing from suppliers, we entered into alliance and affiliate arrangements with retailers, manufacturers and distributors of our products.

We have a business alliance with Jebsen & Co Ltd., one of the largest distributors of electronics worldwide. Jebsen & Co Ltd.is an authorized dealer of international brands such as Panasonic and JVC. Our alliance with Jebsen & Co Ltd. permits us access to deep volume discounts, as well as exclusive models sold.

Product Pricing

During the operation of our shopping centers in 2008, we aimed to price our products competitively and at a discount to most price points in the consumer retail industry. Our pricing system was relatively flexible in that our store managers had control over product pricing in the stores they managed. We held monthly and weekly meetings with our store managers to evaluate our pricing strategies, gross profit levels, and the performance of our sales force. Our purchasing team provided us with up-to-date information on market situation, products, and pricing in order to stay competitive.

Our Relationship with Travel Companies and Tour Operators

During the past few years and prior to the closure of our shopping centers, we built a strong relationship with over 100 Chinese travel companies and tour operators, including the following major tour operators, which, in 2008, held over 60% of the market share for outbound mainland Chinese travelers to Hong Kong:

Good Friendship (Hong Kong) Limited;

Golden Win International Travel Services Limited;

Harvest International Travel Services Limited;

Million Tour Limited;

Golden Fortress Tour Limited;

Federal Hong Kong Holdings Limited;

Amsito Travel Services Limited;

Superlink Travel Company Limited; and

Wah Wing Travel Services Limited.

We had arrangements with these and other tour operators, under which we paid a commission based on the sales volume generated from each tour. A commission was ordinarily paid to the tour operators within one week after sales are made.  We will continue to maintain and utilize our relationships with tour companies and operators to increase traffic to the retail stores managed by us.

Seasonality

We were subject to more seasonality than typical retailers. We generally experienced increases in sales during the summer months, as travel and tourist activity increases. On the other hand, we generally experienced a decrease in sales during the winter months when there are fewer travelers. We typically experienced three peak periods when tourist activity usually increases, which are Chinese New Year (celebrated in January or February of each year), Golden Week (the first week of May), and National Day for the People’s Republic of China (October 1).

Trading Operations for Excess Inventory

Because of our strong sales volume, rapid inventory turnover and strong relationships with our suppliers during the operation of our outlets, we were able to frequently negotiate to purchase an amount of products in excess of what we could sell in our shopping centers at substantial discounts. We had taken advantage of our ability to purchase products at such volume discounts by selling a portion of such products to other retail businesses for a quick profit through two of our wholly owned subsidiaries, Raffle Limited and Sure Profits Trading Limited.  During the operation of our shopping centers in 2008, Raffle Limited sold $24 million, approximately 25% of its products purchased, to other retailers, supplying our shopping centers with the balance of the products. In 2008, Sure Profits Trading Limited sold $16 million, approximately 33% of its products purchased, to other retailers, supplying our shopping centers with the balance of the products.

Despite the closure of our shopping centers, we still own and operate our two trading subsidiaries, which engage in the import and local distribution of consumer electronic products. We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We plan to source and distribute through our trading subsidiaries certain products to the retail operators under our management, such as Best Paramount.

Our Customers

Most of our customers were tourists from mainland China who were visiting Hong Kong through organized tour packages. Our shoppers were from all parts of mainland China, including Beijing, Shanghai, Tianjin, Shanxi, Shandong, Neimenggu, Sichuan, Gansu, Jilin, Anhui, Jiangxi, Jiangsu, and Yunnan. A visit to our shopping centers was part of the itinerary for all tourists who booked tours to Hong Kong through the travel companies and tour operators with whom we had a relationship, and such travel companies and tour operators transported those tourists directly to our shopping centers. Since one of the major draws for visiting Hong Kong is shopping and the typical Hong Kong tourist has limited shopping time, most of our shoppers viewed a visit to our shopping centers as an opportunity to gain access to goods that were difficult to find in mainland China or to find goods at an attractive price. The average time each tourist spent in our shopping centers was approximately two hours.

In 2006, we had an average of 1,800 tourists per day visiting our shopping centers. In 2007, we received an average of 1,300 visitors per day to our stores, representing a decrease of 28% from the previous year. In 2008, prior to the closure of our outlets, we received an average of 1,015 visitors per day to our stores, representing a decrease of 17% from the previous year.

Competition

Our industry is highly competitive and fragmented among a large number of retailers, wholesalers, direct marketers and other sellers. Prior to the second half of 2008, we believed we held a dominant position in the rapidly growing travel retail market in Hong Kong, which is regarded as a specialized segment of the overall consumer retail market. We have developed this position over several years by forming strong relationships with travel agencies and tour operators, and accruing experience in the market in which we specialize.

However, the global recession has changed our industry dramatically starting the second half 2008, including a reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China.  During the latter half of 2008, management believes the Company faced heavy competition from other local retailers seeking to make sales to a dwindling group of tourists, which caused a trend toward lower profits. Retailers that wish to stay afloat have to compete fiercely by drastically marking down their prices, lowering their margins, and offering higher commissions to travel operators. Some of our competitors are in a better position to weather difficult economic conditions because they have better locations with heavier foot traffic and attract a higher density of tourists. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the intense competition surrounding our area. Therefore, the Company has closed our two shopping centers at the end of 2008and shifted its focus to provide management services to other retail operators, such as Best Paramount.

Intellectual Property

As of December 31, 2008, we did not have any registered or pending intellectual property.

Employees

As of December 31, 2008, we had approximately 110 employees.

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

We have used our inventory management system for the operation of our shopping centers and will continue to use such system for the management of other retailers, such as Best Paramount.

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

Risks Relating to Our Business

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability or the profitability of our affiliate retailers.

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

We or our affiliate retailers face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may be better positioned to capitalize on the rapidly growing retail sector in our geographic area.

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

The seasonality of our business places increased strain on our operations or the operations of our affiliate retailers.

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

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	seasonality of the business;
•	price competition from other retailers;
•	general price increases by suppliers and manufacturers;
•	our ability to maintain and expand our distribution relationships;
•	increases in the cost of advertising;
•	unexpected increases in shipping costs or delivery times;
•	our ability to build and maintain customer loyalty;

•	the introduction of new services, products and strategic alliances by us and our competitors;
•	the success of our brand-building and marketing campaigns;
•	government regulations, changes in tariffs, duties, and taxes;
•	our ability to maintain, upgrade and develop the retail stores managed by us;
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
•	general economic conditions as well as economic conditions specific to the retail sector.

If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

We or our affiliate retailers depend on our relationships with tour companies to bring customers to retail locations, and losing these sources would adversely affect our revenues and financial results.

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

If we or our affiliate retailers fail to offer a broad selection of products and brands that customers find attractive, our revenues could decrease.

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

If we or our affiliate retailers do not successfully optimize and operate retail locations under our management, our business could decline.

If we do not successfully operate the retail locations under our management, this could significantly limit our ability to meet customer demand and cause a decline in sales at retail locations under our management.  This in turn cuts into our profits since our management fees are a percentage of actual costs paid by us on the behalf of the retail locations we manage.  Because it is difficult to predict demand, we may not manage our facilities optimally, which may result in excess or insufficient inventory, and distribution capacity. Failure to optimize inventory will increase our net shipping cost by requiring us to make long-distance shipments or partial shipments from different locations. As we continue to sign on new retailers under our management with different inventory management requirements, operating our inventory management system becomes more challenging and there can be no assurance that we will be able to operate our system effectively.

We have limited control over the actions of our or our affiliate retailers, distributors, retailers or their vendors.

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

We or our affiliate retailers are dependent upon third parties for significant functions, and if these functions or operations are interrupted for any significant period of time or if we experience other problems with our third-party service providers, our business and results of operations would be substantially harmed.

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

We rely on foreign sources for the supply of many of the products we or our affiliate retailers sell.

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

Our operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to maintain our current operation as a retail service provider.  If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

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

We or our affiliate retailers may be adversely affected by the financial health of the retail industry in Asia.

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

We or our affiliate retailers may be adversely affected by the trend towards retail trade consolidation.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report with respect to periodic or current reports under the Securities Exchange Act of 1934 made by the Company.

Item 2.	PROPERTIES

Our corporate headquarters are located in Hong Kong, where we lease an office of approximately 2,700 square feet.  We also lease additional facilities in connection with our shopping centers. Please see the subsection entitled “Our Shopping Centers” under the “Business” section above.  The leases of our shopping centers will expire in September 2009 and will not be renewed.  We have already closed the operations of our shopping centers at the end of 2008 to shift our focus to being a retail service provider.  Since the end of 2008, we have used and will continue to use the shopping centers as warehouses for our inventory until the expiration of the leases in September 2009.

 We believe that our existing space is adequate for our current anticipated operations. We currently do not own any real property.

Item 3.	LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

We are involved in a legal proceeding called Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07). On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but the order dismissing claims for damages was affirmed.  On or about January 29, 2009, Everest Special Situations Fund, LP filed a motion for leave to amend and supplement the complaint.  The motion remains pending and no ruling has been issued from the Court.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is not listed on any stock exchange. The common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “AAMA.”  The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2008:
Quarter ended December 31, 2008	$0.06	$0.03
Quarter ended September 30, 2008	$0.06	$0.05
Quarter ended June 30, 2008	$0.18	$0.04
Quarter ended March 31, 2008	$0.25	$0.04

FISCAL YEAR 2007:
Quarter ended December 31, 2007	$0.40	$0.20
Quarter ended September 30, 2007	$0.37	$0.21
Quarter ended June 30, 2007	$1.01	$0.37
Quarter ended March 31, 2007	$1.50	$0.75

As of April 23, 2009, there were approximately 264 stockholders or record of our common stock, and 16 preferred stockholders. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.  On April 23, 2009, the closing sale price of our common stock on the OTC Bulletin Board was $0.015 per share.

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

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2008 and 2007 should be read in conjunction with Selected Consolidated Financial Data and the Company’s financial statements and the notes to those financial statements that are included as exhibits to this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Note Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

For the first three quarters of 2008, our core business was the operation of outlet and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China who were brought directly to our shopping centers through a large network of travel companies and tour operators. This business involved offering this captive group of tourists discount prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments, producing high sales volume and rapid inventory turnover. The high sales volume and rapid inventory turnover provided us with volume purchasing power, and combined with the relatively low overhead of our shopping centers strategically located in low to moderate rent districts, we had been able to quickly achieve profitability since our inception, and continued to grow our profits over the past several years.

Most of our customers were brought to our shopping centers by various mainland Chinese travel companies and travel tour operators.  Over the years, we had aggressively and strategically pursued development of our retail business with a focus on international tourists in Hong Kong. This had been proven as successful as we were the largest retail enterprise in this market until we decided to shift our business focus in the latter half of 2008.

During the third quarter of 2008, the revenue of the Company significantly decreased due to the above-mentioned trends. In addition, in the period leading up to and during the Beijing 2008 Olympic Games, the Chinese government restricted outbound travel visas, and this policy has not been reversed following the Olympics. Further, management believes that the current ongoing global economic crisis is discouraging tourist visits to Hong Kong. In the present economic climate, management believes that the Company is unlikely to sustain profitability with operation of its retail outlets, and believes that changing its business model is in its best interest. Management believes the Company faces heavy competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits. Retailers that wish to stay afloat have to compete fiercely by drastically marking down their prices, lowering their margins, and offering higher commissions to travel operators. Some of our competitors are in a better position to weather the economic storm because they have better locations with heavier foot traffic and attract a higher density of tourists. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the intense competition surrounding our area. Starting the third quarter of 2008, the Company has shifted its business model from being an outlet and discount shopping center operator to a retail service provider and has closed the operation of its two outlets at the end of 2008.

During October 2008, three of our subsidiaries entered into a series of agreements with Best Paramount whereby they agreed to act as a service provider to Best Paramount. Best Paramount is reputed to be an experienced retail operator that sells a wide variety of appealing items that attract tourists, including, but not limited to, cosmetics, electronics, jewelry and branded watches, and it also has the advantage of securing an excellent location in the coveted Emax within Hong Kong International Trade and Exhibition Center, an attractive location with heavy foot traffic from visiting tourists.

The Company agreed to provide technical, commercial and operational management for Best Paramount. Under the terms of the agreements with Best Paramount, the scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company is in charge of running Best Paramount’s premises and agreed to provide its employees to staff Best Paramount’s operation. Best Paramount is responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company is responsible for paying all other expenses of the operation, including, but not limited to, certain Actual Costs on the behalf of Best Paramount. Best Paramount shall reimburse the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services. Under the terms of the agreements, the Company also has the discretion to charge Best Paramount a discretionary fee, to be negotiated in detail in three to six months pursuant to actual performance of the operation. The agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause.

Apart from the above, we own and operate two trading subsidiaries - Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We source our product from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices.

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

While our significant accounting policies are described in Note 3 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition. The Company derives the major revenues from the sale of products and referral income. Referral income is derived from referring our customers to other non-directly competitive shops. Sales and referral income are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is recognized net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Referral income is the income derived from referring customers to other non-directly competitive duty-free shops. The Company recognized referral income according to the number of visitors referred during the financial period. Service income is primarily derived from the provision of management service to other retail operators. These services are generally billed on a monthly basis. Revenue is recognized when service is rendered and accepted by the customers.

Accounts receivable. Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

 2008 Highlights

In October 2008, three of our subsidiaries executed the Agreements with Best Paramount whereby we provided technical, commercial and operational management for Best Paramount.  In 2008, the following three major trends affected our core business:

1.	A reduction in tourist visits from mainland China to Hong Kong partly as a result of adverse changes in travel policy and the domestic economic environment in China;

2.	A reduction in spending per tourist due to a downturn in global economic conditions; and

3.	Severe competition from other local retailers seeking to make sales to a dwindling group of tourists, in the midst of a downturn in tourism.

As a result, management decided to close its shopping centers and change its business model from being an outlet and discount shopping center operator to a retail service provider.  Thus, we entered into the Agreements with Best Paramount and derived service fee.  We believe this change can enhance the Company’s profitability.

2009 Outlook

 We will focus on our new business model to provide management services to other retail operators, such as Best Paramount.  We are optimistic that our new business direction will enable the Company to produce a more stable stream of income and achieve profitability for the Company and its shareholders.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2007 and December 31, 2008.

Sales. For the three months ended December 31, 2008, sales decreased 68% from $16.5 million to $5.3 million relative to the three months ended December 31, 2007. The average spending per capita increased from $78 for the three months ended December 31, 2007 to $82 for the same period of 2008, an increase of 5% mainly because of more tourists coming from cities with a higher average household income. Our retail sales for the three months ended December 31, 2008 were $2.7 million, a decrease of 73% from $10 million for the same quarter last year. The significant decrease in sales is attributable to the closure of our retail stores in November 2008, a reduction in tourist visits from mainland China to Hong Kong partly as a result of adverse changes in travel policy and the domestic economic environment in China, and severe competition from other local retailers seeking to make sales to a dwindling group of tourists, in the midst of a downturn in tourism.

Cost of Sales. Cost of sales decreased from $10.2 million for the three months ended December 31, 2007 to $6.2 million for the three months ended December 31, 2008, a decrease of 39%, as compared to a 68% decrease in sales over the same comparable quarters in 2008 and 2007. The decrease in our cost of sales was due to the decline of watch sales to our product offerings, which have a higher cost relative to the average retail sales price per unit. Our gross profit margin was reduced from 39% for the three months ended 2007 to gross loss of 18% for the same period in 2008. The drop in margin was mainly due to our tactic of keeping our prices competitive

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $7.3 million for the three months ended December 31, 2007 to $5.4 million for the same period in 2008. Our selling expenses decreased from $5.6 million for the three months ended December 31, 2007 to $2.6 million for the three months ended December 31, 2008. As a percentage of retail sales, our selling expenses decreased to 33% for the three months ended December 31, 2008 from 56% for the same period in the last year. Our selling expenses decreased as a result of a decrease in the sales volume-based incentives payable to the tour operators.

Other Income. Other income mainly represented management service income derived from the provision of retail service and the gain on exchange from converting RMB received from customers to Hong Kong Dollars. The other income on exchange remains relatively the same at $0.3 million for the three months ended December 31, 2007 and for the same period in 2008.  We only started to derive service income from the three months ended December 31, 2008 due to the change in business model to become a retail service provider.

Comparison of Year Ended December 31, 2007 and December 31, 2008.

Sales. For the year ended December 31, 2008, our overall sales decreased 40% from $58.4 million to $35.0 million relative to the year ended December 31, 2007. Reasons attributable to this considerable decrease include a reduction in tourist visits from mainland China to Hong Kong partly as a result of adverse changes in travel policy and the domestic economic environment in China, and severe competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits starting the second half of 2008. For 2008, approximately $27 million were sales generated by our retail segment and $8 million was generated from our trading segment. The number of customer visits to our stores dropped from 461,620 for 2007 to 380,875 for 2008, a decrease of 17%. Although the number of customer visits declined, the average spending per capita increased from $74 for 2007 to $79 for 2008 as a result of our continued focus on quality customers and a shift toward more first-time visitors from higher income cities.

Cost of Sales. Cost of sales decreased from $36 million for the year ended December 31, 2007 to $23 million for the year ended December 31, 2008, representing a decrease of 36%. The decrease in cost of sales was mainly due to the closure of our retail stores in November 2008. Our overall gross profit margin declined by 4% from 38% for the year ended December 31, 2007 to 34% for the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $23.4 million for the year ended December 31, 2007 to $21.3 million for the same period in 2008. Our selling expenses decreased from $15.5 million for the year ended December 31, 2007 to $11.7 million for the year ended December 31, 2008. As a percentage of retail sales, our selling expenses decreased to 43% for the year ended December 31, 2008 from 40% for the same period in 2007. On the other hand, our administrative expenses increased by about $1.6 million from $8 million in 2007 to $9.6 million in 2008 due to inflation and uncollectable debt  in 2008.

            Other Income. Other income mainly represented management service income derived from the provision of retail service and the gain on exchange from converting RMB received from customers to Hong Kong Dollars. Another significant source of other income was from concessionaire sales. Financing costs included $1 million of amortization of the discount on the debentures payable and $0.26 million interest expenses on our convertible debentures and other borrowings. Due to the change in business model from the third quarter in 2008 from being an outlet and discount shopping center operator to a retail service provider, we started to derive management service income from the provision management service to other retail operators in 2008.  The management service income for the year ended December 31, 2008 was derived from the provision of management service to Best Paramount in accordance with the agreements executed in October 2008.

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

Related Party Transactions

For a description of our related party transactions see the section of this report entitled “Certain Relationships and Related Transactions.”

Liquidity and Capital Resources

Cash Flows. For the year 2008, net cash flows used in operations was $1,049,959. The increase in net cash flows used in operations in 2008 was due to a decrease in sales and gross profit margin.

Net cash flows used in investing activities in 2008 was $71,154, which was primarily due to purchase of plant and equipment.

Net cash flows drawn by financing activities was $592,475 in 2008, which was mainly attributable to the repayment of loan and capital lease.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	318	66	—	—	—

Capital Lease Obligations	205	45	—	—	—

Operating Leases	470	90	—	—	—
Total Contractual Obligations:	993	201	—	—	—

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $0.1 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

            Foreign Exchange Rates. We generally transact business in Hong Kong Dollars, and do not have significant exposure to exchange rates between and among the U.S. Dollar or Chinese Renminbi (RMB). Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar, and, as of March 31, 2009, has an exchange rate of 7.7504 Hong Kong Dollars for each U.S. Dollar. Our stores typically hold insignificant amounts of U.S. Dollars and RMB, i.e., 200,000 to 250,000 RMB, and $5,000 to $10,000 in U.S. Dollars. However, see the section titled “Risk Factors—Fluctuation in the value of RMB and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or investment in our shares.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule begin on the next page, and are included in Part IV, Item 15(a)(1) and (2) of this annual report on Form 10-K.

ASIAMART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Asiamart, Inc.

We have audited the accompanying consolidated balance sheets of Asiamart, Inc. and its subsidiaries (“the Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the year ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of operations and cash flows for the year ended December 31, 2008 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses during this year, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
May 4, 2009

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

Cordovano and Honeck LLP
Certified Public Accountants

Englewood, Colorado USA
April 15, 2008

ASIAMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$99,186	$1,817,148
Accounts receivable, net	1,798,142	1,883,609
Inventories, net	159,569	3,817,215
Deposits and prepaid expenses, net	418,212	1,500,599
Income tax recoverable	144,885	-
Other receivables, net	54,152	475,513
Total current assets	2,674,146	9,494,084

Non-current assets:
Plant and equipment, net	592,141	848,978
Long-term loans receivable, net	-	1,211,580
Long-term rental and utilities deposits	-	157,922
Debt issuance costs	79,067	184,492
Income tax recoverable	-	54,829
Total non-current assets	671,208	2,457,801

TOTAL ASSETS	$3,345,354	$11,951,885

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,104,528	$2,482,382
Accrued liabilities and other payables	2,426,101	1,136,981
Customer deposits	108,515	95,292
Amounts due to stockholders	288,456	286,585
Current portion of bank borrowings	23,216	318,322
Current portion of obligation under capital leases	82,287	205,113
Convertible debenture, net of discount of $782,189	2,287,706	-
Total current liabilities	6,320,809	4,524,675

Long-term liabilities:
Deferred tax liabilities	-	15,455
Obligation under capital leases	124,293	68,711
Bank borrowings	-	47,205
Convertible debenture	-	1,264,406
Total long-term liabilities	124,293	1,395,777

Total liabilities	6,445,102	5,920,452

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,744,177 and 24,744,177 shares issued and outstanding as of December 31, 2008 and 2007	2,474	2,474
Additional paid-in capital	3,455,421	3,455,421
(Accumulated deficit) retained earnings	(6,619,390)	2,507,417
Accumulated other comprehensive income	61,747	66,121
Total stockholders’ (deficit) equity	(3,099,748)	6,031,433

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,345,354	$11,951,885

See accompanying notes to consolidated financial statements.

ASIAMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007
REVENUE, NET:
Sale of products	$34,636,938	$56,987,173
Sale of products, related parties	-	997,636
Referral income	-	426,642
Service income	389,980	-

Total revenue, net	35,026,918	58,411,451

COST OF REVENUE (exclusive of depreciation)	22,840,546	36,069,653

GROSS PROFIT	12,186,372	22,341,798

Operating expenses:
Sales and marketing	11,733,432	15,455,353
Depreciation	275,202	258,773
Impairment loss on long-lived assets	235,709	-
Uncollectible receivable write-off	398,040	-
Allowance for doubtful accounts	2,175,748	-
General and administrative	6,483,930	7,704,491

Total operating expenses	21,302,061	23,418,617

LOSS FROM OPERATIONS	(9,115,689)	(1,076,819)

Other income (expenses):
Other income	348,379	581,306
Foreign exchange gain	933,059	1,041,112
Interest income	140	5,737
Interest expense	(1,265,603)	(1,327,396)
Other expense	-	(197,875)

Total other income	15,975	102,884

LOSS BEFORE INCOME TAXES	(9,099,714)	(973,935)

Income tax expense	27,093	96,093

NET LOSS	$(9,126,807)	$(1,070,028)

Other comprehensive income:
- Foreign currency translation (loss) gain	(4,374)	18,563

COMPREHENSIVE LOSS	$(9,131,181)	$(1,051,465)

Net loss per share – Basic and diluted	$(0.37)	$(0.04)

Weighted average shares outstanding – Basic and diluted	24,744,177	24,617,442

See accompanying notes to consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,126,807)	$(1,070,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	275,202	258,773
Amortization of discount and debt issuance costs on convertible debenture	1,128,725	1,128,722
Obsolete inventory write-back	(475,295)	-
Uncollectible receivables write-off	398,040	-
Allowance for doubtful accounts	2,175,748	-
Impairment loss on long-lived assets	235,709	-
Change in operating assets and liabilities:
Accounts receivable, trade	(322,916)	2,367,289
Inventories	4,132,941	(2,775,191)
Deposits, prepaid expenses and other receivables	14,769	(294,805)
Income tax recoverable	(105,511)	-
Accounts payable	(1,377,854)	800,782
Accrued liabilities and other payables	1,982,196	16,492
Customers deposit	13,223	84,108
Amounts due to stockholders	1,871	-
Income tax payable	-	(367,151)
Deferred tax liabilities	-	(53)
Net cash (used in) provided by operating activities	(1,049,959)	148,938

Cash flows from investing activities:
Increase in amount due from shareholders	-	(17,775)
Long-term loans to travel agencies	-	(180,963)
Proceeds from disposal of plant and equipment	-	-
Purchase of plant and equipment	(71,154)	(428,876)
Net cash used in investing activities	(71,154)	(627,614)

Cash flows from financing activities:
Proceeds from installment loan	-	302,316
Repayment of installment loan	(342,311)	(470,198)
Proceeds from capital lease	-	326,655
Repayment of capital lease	(250,164)	(441,816)
Net cash used in financing activities	(592,475)	(283,043)

Effect of exchange rate change on cash and cash equivalents	(4,374)	18,563

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,717,962)	(743,156)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,817,148	2,560,304

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,186	$1,817,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$14,890	$62,965
Cash paid for income taxes	$118,401	$463,244

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Partial settlement of long-term loans receivable against travel agencies’ commission payable	$613,774	$-
Plant and equipment purchased under capital lease	$182,920	$-
Cashless conversion of warrants	$-	$20

See accompanying notes to consolidated financial statements

ASIAMART, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Retained earnings (accumulated	Accumulated other Comprehensive	Total stockholders’
	No. of shares	Amount	paid-in capital	deficit)	income	equity (deficit)

Balance as of January 1, 2007	24,535,755	$2,454	$3,455,441	$3,577,445	$47,558	$7,082,898

Net loss for the year	-	-	-	(1,070,028)	-	(1,070,028)

Cashless conversion of warrants	208,422	20	(20)	-	-	-

Foreign currency translation adjustment	-	-	-	-	18,563	18,563

Balance as of December 31, 2007	24,744,177	$2,474	$3,455,421	$2,507,417	$66,121	$6,031,433

Net loss for the year	-	-	-	(9,126,807)	-	(9,126,807)

Foreign currency translation adjustment	-	-	-	-	(4,374)	(4,374)

Balance as of December 31, 2008	24,744,177	$2,474	$3,455,421	$(6,619,390)	$61,747	$(3,099,748)

See accompanying notes to consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.           DESCRIPTION OF BUSINESS AND ORGANIZATION

Asiamart, Inc. (“AAMA” or the “Company”) was incorporated under the laws of the State of Delaware on August 25, 1997 as WT Holdings Corporation. On November 30, 2006, the Company further changed to its current name.

The Company through its subsidiaries, engages in two operating segments, trading and retailing. Trading consists of selling products wholesale to other retail operators and retailing consists of selling products primarily to tourist through two discount shopping centers in Hong Kong.

Description of wholly-owned subsidiaries

	Company name	Trading name	Place/date of incorporation	Particulars of issued share capital	Principal activities

1	Profits Dream Development Limited (“Profits Dream”)	N/A	British Virgin Islands, July 26, 2002	1,000 issued shares of common stock of $1 each	Investment holdings

2	Raffle Limited (“Raffle”)	N/A	Hong Kong, August 7, 1998	2,000,000 issued shares of ordinary shares of HK$1 each	Trading of general merchandise

3	Sure Profits Trading Limited (“Sure Profits”)	N/A	Hong Kong, August 3, 2001	1,000,000 issued shares of ordinary shares of HK$1 each	Trading of general merchandise

4	Manigood International Industrial Limited (“Manigood”)	Hong Kong (Duty Free) Center	Hong Kong, December 15, 2003	1,000,000 issued shares of ordinary shares of HK$1 each	Operating a discount shopping center in Hong Kong

5	Allied Fine Development Limited (“Allied Fine”)	Super Star Department Store	Hong Kong, September 19, 2003	10,000 issued shares of ordinary shares of HK$1 each	Operating a discount shopping center in Hong Kong

6	Max Surplus International Development Limited (“Max Surplus”)	Golden Bauhinia Duty Free	Hong Kong, July 26, 2004	2 issued shares of ordinary shares of HK$1 each	Dormant

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

AAMA and its subsidiaries are hereinafter referred to as “the Company”.

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2008, the Company had incurred a net loss of $9,126,807 and generated a negative operating cash flow of $1,049,959. Additionally, the Company had a working capital deficit of $3,646,663 and an accumulated deficit of $6,619,390, as of December 31, 2008. The continuation of the Company is dependent upon the continuing financial support of shareholders and the anticipation of business restructuring plan. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Basis of consolidation

The consolidated financial statements include the financial statements of AAMA and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable consist primarily of trade receivables and amounts due from banks for customer credit card transactions. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Leasehold improvements	the shorter of the useful life or the remaining lease term
Furniture and fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Capital leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as capital leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a capital lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”.

●	Impairment of long-lived assets

The Company accounts for impairment of plant and equipment and long-term loans receivables in accordance with SFAS No. 144, “Accounting for Impairment or disposal of Long-Lived Assets”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

Sale of products represents the sale of watches and electronic appliances at retail outlets and through trading network. Sale of products is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded, net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Referral income is the income derived from referring customers to other non-directly competitive duty-free shops. The Company recognized referral income according to the number of visitors referred during the financial period.

Service income is primarily derived from the provision of management service to other retail operators. These services are generally billed on a monthly basis. Revenue is recognized when service is rendered and accepted by the customers.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue primarily consisted of the cost of finished goods purchased for re-sale such as watches and electronic appliances. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of revenue and are recognized when the related finished product is shipped to the customer.

●	Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2008 and 2007 were $77,272 and $386,341, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive loss as and when the related employee service is provided.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company’s subsidiaries operating in Hong Kong maintained their books and records in its local currency, Hong Kong Dollars ("HK$"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:
	2008	2007
Years end HK$:US$1 exchange rate	7.751	7.805
Average rates HK$:US$1 exchange rate	7.787	7.802

●	Stock based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the year ended December 31, 2008, the Company operates in two reportable segments in Hong Kong.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, deposits and prepaid expenses, other receivables, accounts payable, accrued liabilities and other payables, customers deposit, amount due to stockholders and income tax payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

In December 2008, FASB issues Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. The Company adopted this FSP for the year ended December 31, 2008 and the adoption did not have any impact on the consolidated financial statements.

4.	BUSINESS RESTRUCTURING

During 2008, the Company has experienced a significant slowdown in retail sales and encountered a continuing reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China. Further, management believes that the current ongoing global financial crisis is discouraging tourist visits to Hong Kong. In the present economic climate, management believes that the Company is not likely to be able to sustain profitability with operation of its retail outlets in their current form, and believes that changing its business model will be in its best interest. During the fourth quarter of 2008, the Company anticipated to restructure its major operation from being an outlet and discount shopping center operator to a retail service provider. The Company has scaled down its current retail outlets and has gradually shifted its resources to provide management services to other retail operators. The Company currently does not intend to dispose the outlet retailing business by sale.

On October 28, 2008, the Company, through its subsidiaries entered into a series of Management Service Agreements (the “Agreements”) with Best Paramount Industrial Limited (“Best Paramount”) whereby the Company shall provide management service to Best Paramount to operate the retailing outlets. Under the terms of the Agreements, Best Paramount shall be responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company shall be responsible for paying all other expenses of the operation, including, but not limited to, advertising, utilities, insurance, salaries, transportation, cleaning and administrative (“Actual Costs”) on the behalf of Best Paramount. Best Paramount shall reimburse the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services. The Agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause.

For the year ended December 31, 2008, the Company recognized $389,980 of service income from the provision of management services to Best Paramount.

5.	TRADE ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of December 31,
	2008	2007

Accounts receivable, cost	$2,301,393	$2,081,037
Less: allowance for doubtful accounts	(503,251)	(94,868)
Less: allowance for sales return	-	(102,560)

Accounts receivable, net	$1,798,142	$1,883,609

In the fourth quarter of 2008, the Company has reviewed individually for collectability. Past due balances over 180 days are fully provided the allowance for doubtful accounts, determined principally on the basis of historical repayment history and the ability to pay outstanding balances. For the years ended December 31, 2008 and 2007, the Company provided the allowance for doubtful accounts of $408,383 and $94,868, respectively.

6.	INVENTORIES

Inventories consisted of the following:
	As of December 31,
	2008	2007

Inventories, finished goods	$159,569	$4,292,510
Less: reserve for obsolescence	-	(475,295)

Inventories, net	$159,569	$3,817,215

As of December 31, 2008 and 2007, the reserve for obsolescence was $0 and $475,295, respectively. Reserve for obsolescence was decreased by $475,295 as write-back in 2008, due to the sale of the obsolete inventories in the fourth quarter of 2008.

The following table represents the changes of the reserve for obsolescence:

	Balance at beginning of year	Charged to costs and expenses	Amounts written-back	Balance at end of year

Year ended December 31, 2008
Reserves and allowances deducted from asset accounts
- Reserve for obsolescence	$475,295	$-	$(475,295)	$-

Year ended December 31, 2007
Reserves and allowances deducted from asset accounts
- Reserve for obsolescence	$301,110	$174,185	$-	$475,295

7.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:
	As of December 31,
	2008	2007

Leasehold improvements	$30,383	$510,792
Furniture and fixtures	7,627	45,932
Office equipment	646,654	755,197
Motor vehicles	332,158	129,273
	1,016,822	1,441,194
Less: accumulated depreciation	(424,681)	(592,216)

Plant and equipment, net	$592,141	$848,978

Depreciation expense for the years ended December 31, 2008 and 2007 were $275,202 and $258,773, respectively.

For the year ended December 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of certain long-lived assets exceeded their fair values, the Company recognized an impairment loss of $235,709 to write down their carrying values.

As of December 31, 2008 and 2007, motor vehicles and certain equipment under capital leases were included with the aggregate net book value of $320,500 and $189,170, respectively (see Note 11).

8.	LONG-TERM LOANS RECEIVABLE

As of December 31, 2008 and 2007, long-term loans receivable from travel agencies total $0 and $1,211,580, which are unsecured and non-interest bearing with a term of 2 years, repayable in December 2008. Upon the maturity, the travel agencies partially settled the loan advances with the commission payable of $613,774 as the reduction in long-term loans receivable.

Based on management’s assessment, balances that remain outstanding after the Company has exhausted the reasonable collection efforts are written off and charged $398,040 as a credit to loans receivable. The Company has also provided an allowance of $120,464 for doubtful balances.

9.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NON-TRADE

In the fourth quarter of 2008, management anticipated the business restructuring plan and conducted a thorough review of non-trade receivables. As a result, the Company has made an allowance for doubtful accounts of $1,767,365 to the operations in 2008. This was based on the Company’s best estimate of probable losses when determining the collectability of individual and specific accounts: credit-worthiness, past transaction history and current economic industry trend. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote, as follows:

As of December 31, 2008
Current portion:
Deposits and prepaid expenses	$1,572,548
Less: allowance for doubtful accounts	(1,154,336)

Deposits and prepaid expenses, net	$418,212

Other receivables	$546,717
Less: allowance for doubtful accounts	(492,565)

Other receivables, net	$54,152

Non-current portion:
Long-term loans receivable, net of write-offs	$120,464
Less: allowance for doubtful accounts	(120,464)

Long-term loans receivable, net	$-

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	As of December 31,
	2008	2007

Accrued liabilities	$314,552	$326,903
Commission payable	1,460,101	325,896
Salaries payable	303,387	373,411
Other payables	348,061	110,771

	$2,426,101	$1,136,981

11.	LONG-TERM DEBTS

Long-term debts consisted of the following:
	As of December 31,
	2008	2007
Payable to financial institutions in Hong Kong:

Installment loan from Dah Sing Bank, with an effective annual interest rate of 11%, due April 18, 2009, guaranteed by two of the Company's directors	$23,216	$88,476
Installment loan from Citic Ka Wah Bank, with effective annual interest rate of 4.10%, due March 23, 2008, guaranteed by one of the Company's directors	-	43,521
Installment loan from Bank of China, with an effective annual interest rate of 6%, due October 28, 2008, guaranteed by two of the Company's directors	-	252,036

Total bank borrowings	23,216	384,033
Obligation under capital leases	206,580	255,318

Total	229,796	639,351
Less: current portion of bank borrowings	(23,216)	(318,322)
Less: current portion of obligation under capital leases	(82,287)	(205,113)

Total long-term debts, net of current portion	$124,293	$115,916

The Company also purchased certain equipment and motor vehicles under capital lease arrangements with several independent financial institutions in Hong Kong, with an effective interest rate ranging from 6.0% to 9.6% per annum, due through 2009 to 2013 and repayable the principal and interest monthly. The maturities of the capital leases obligation for the next five years are as follows:

Years ending December 31:
2009	$87,464
2010	42,746
2011	41,931
2012	41,348
2013	13,783
Total capital leases obligation	227,272
Less: interest	(20,692)

Present value of net minimum obligation	$206,580

The Company’s certain equipment and motor vehicles are held under capital lease and the related depreciation is included in depreciation expense (see Note 7).

12.	CONVERTIBLE DEBENTURE

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. For the years ended December 31, 2008 and 2007, $1,023,300 and $1,023,300 were amortized and recorded as part of financing expenses, respectively.

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

13.	INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdictions from:
– Local	$(1,356,137)	$(1,372,890)
– Foreign	(7,743,577)	398,955

Loss before income taxes	$(9,099,714)	$(973,935)

Significant components of the provision for income taxes are as follows:

	Years ended December 31,
	2008	2007
Current:
– Local	$-	$-
– Foreign	42,576	96,093

Deferred:
– Local	-	-
– Foreign	(15,483)	-

Income tax expense	$27,093	$96,093

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in United States and Hong Kong that are subject to tax in the jurisdiction in which they operate, as follows:

United States of America

AAMA is registered in the State of Delaware and is subject to the tax laws of United States of America.

For the year ended December 31, 2008, the operation in the United States of America incurred $1,356,137 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax at the statutory income rate of 16.5% and 17.5% on assessable income for the years ended December 31, 2008 and 2007, respectively. The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the years ended December 31, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007

(Loss) income before income taxes	$(7,743,577)	$398,955
Statutory income tax rate	16.5%	17.5%
Income tax impact at Hong Kong Profits Tax statutory rate	(1,277,690)	69,817
Expenses not deductible for tax purposes	653,873	51,699
Non-taxable income	(57,622)	(1,023)
Difference between book and tax depreciation	(27,261)	(59,286)
Prior year adjustments	15,966	-
Net operating loss carryforwards	719,827	34,886

Income tax expense	$27,093	$96,093

Income tax recoverable as of December 31, 2008 and 2007 consisted of Hong Kong Profits Tax of $144,885 and $54,829, respectively.

For the year ended December 31, 2008, Profits Dream, Manigood and Allied Fine incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of December 31, 2008, the aggregate net operating loss carryforwards was approximately $6,574,123 for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards:
- United States	$1,041,868	$580,782
- Hong Kong	844,117	34,886
Total net deferred tax assets	1,885,985	615,668
Less: valuation allowance	(1,885,985)	(615,668)

Net deferred tax assets	$-	$-

As of December 31, 2008, the Company incurred $9,638,441 of the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,885,985 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2008, the valuation allowance increased by $1,270,317, primarily relating to net operating loss carryforwards.

14.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
Basis and diluted net income per share calculation
Numerator:
- Net loss in computing basic net loss per share	$(9,126,807)	$(1,070,028)

Denominator:
- Weighted average ordinary shares outstanding	24,744,177	24,617,442

Basic and diluted net loss per share	$(0.37)	$(0.04)

Since the Company reported a net loss for the years ended December 31, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

15.	PENSION PLAN

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $161,963 and $175,971 for the years ended December 31, 2008 and 2007, respectively.

16.	RELATED PARTY TRANSACTIONS

(a)	Trade receivable and sales – related party

For the year ended December 31, 2007, the Company earned revenue from the sale of products to Prince Digital, a related company which was previously controlled by Mr. Tsoi Kee Kwong Ricky, a shareholder of the Company, with the sales amounts of $997,636 and trade receivable of $451,594, respectively. The sales transactions were recorded at the fair market value in a normal course of business.

(b)	Amounts due to stockholders

As of December 31, 2008 and 2007, amounts due to stockholders totaling $288,456 and $286,585, represented the temporary advances to the Company. The balances were unsecured, interest-free and repayable on demand.

17.	SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment and (ii) the retailing segment.

	Years ended December 31,
	2008	2007
Revenue, net:
Trading	$21,153,336	$10,173,830
Retailing	32,130,086	48,237,621
Less: inter-segment sales	(18,256,504)	-

	$35,026,918	$58,411,451

	Years ended December 31,
	2008	2007
Income (loss) before income tax:
Trading	$72,355	$68,604
Retailing	(9,172,069)	(1,042,539)

	$(9,099,714)	$(973,935)

	As of December 31,
	2008	2007
Total assets:
Trading	$2,447,291	$6,446,113
Retailing	898,063	5,505,772

	$3,345,354	$11,951,885

All of the Company’s revenue and assets are located in Hong Kong.

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2008 & 2007, there was no customer account for 10% or more of revenues.

(b)	Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for each of the years ended December 31, 2008 and 2007 their outstanding balances as at year-end date:

	Year ended December 31, 2008
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$5,797,682	30%	$320,262
Vendor B	2,197,685	11%	6,239

Total:	$7,995,367	41%	$326,501

	Year ended December 31, 2007
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$16,549,692	46%	$259,285
Vendor B	4,856,774	13%	383,600
Vendor C	1,283,471	4%	419,455

Total:	$22,689,937	63%	$1,062,340

(c)	Credit risks

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

The Company’s interest-rate risk arises from bank borrowings and capital leases. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2008, all borrowings were at fixed rates.

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

19.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into several non-cancelable operating agreements for office premises and outlets expiring through 2009. Total rent expense for the years ended December 31, 2008 and 2007 amounted to $576,998 and $451,874, respectively.

As of December 31, 2008, the Company has future minimum rental payments of $323,353 under these operating leases in the next 12 months.

(b)	Legal proceedings

On November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but that order dismissing claims for damages was affirmed. Subsequently on January 29, 2009, Everest Special Situations Fund, LP filed a motion for leave to amend and supplement the complaint. The motion remains pending and no ruling has been issued from the Court.

20.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

ITEM 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 26, 2007, Cordovano and Honeck (“C&H”) was appointed as our independent auditor. C&H served as the independent auditor for the Company from December 26, 2007 through February 26, 2009. On February 26, 2009, C&H was dismissed as the Company’s certifying independent accountant.   The board of directors of the Company approved the dismissal of C&H in a meeting held on February 25, 2009.

During the two most recent fiscal years and the interim periods through February 26, 2009, there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&H would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-B. On February 26, 2009, we dismissed C&H as our certifying independent auditor.   Prior to their dismissal, there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&H would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.  Our Chief Financial Officer whom was appointed on April 20, 2009 is in the process of familiarizing himself with our disclosure controls and procedures and will ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and will be operating in an effective manner for fiscal year 2009.

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

Based on our Chief Executive Officer and Chief Operating Officer’s review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ended December 31, 2008, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.  Our Chief Financial Officer whom was appointed on April 20, 2009 is in the process of reviewing our internal control structure under Sarbanes-Oxley section 404 and will ensure our internal control over financial reporting will be effective based on those criteria for fiscal year 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Ms. Cary Pui Yee Shek resigned from the board of directors, effective April 11, 2008.

Effective April 20, 2009, Mr. Kwan Pui Wong tendered his resignation as Chief Financial Officer of the Company.  Mr. Wong also resigned as a director from the board of directors of the Company effective April 20, 2009.

Effective on the same day as Mr. Wong’s resignation, Mr. Man Wai Ma was appointed as the interim Chief Financial Officer of the Company, to serve until his termination or resignation and when his successor is duly elected and qualified.

Effective April 20, 2009, Ms. Feng Zhang and Mr. Zhong Wei were each appointed as the Company’s directors, to serve until terminated, or he or she resigns and when his or her successor is duly elected and qualified.

Current Management

The following table sets forth the names and ages of our directors and executive officers, as of the date of this report:

Name	Age	Position
Alex Chun Shan Yue	52	Chief Executive Officer and Chairman of the Board of Directors

Danny Sau Kwong Leung	42	Director and Chief Operating Officer

Edward Man Wai Ma	39	Chief Financial Officer

Feng Zhang	27	Director

Zhong Wei	24	Director

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

Edward Man Wai Ma was appointed as the Company’s interim Chief Financial Officer as of April 20, 2009.  Mr. Ma served as a director for Top C Consulting Limited from 2001 to 2004.  From 1995 to the present, Mr. Ma has served and continues to serve as Secretary of China Flavors and Fragrances Company Limited.  Mr. Ma also serves as the Senior Manager of KL CPA Limited from 2007 to present.  Mr. Ma serves as a director for Macro Wealth Investments (Shenzhen) Limited, and has held such position since 2008.  Mr. Ma holds a degree in Accounting from Queensland University of Technology.

Feng Zhang was appointed as the Company’s director as of April 20, 2009.  Ms. Zhang worked as the General Manager of Century 21 China Real Estate from 2003 to 2009.

Zhong Wei was appointed as the Company’s director as of April 20, 2009.  Mr. Wei worked as the Managing Director of Century 21 Real Estate from 2005 to 2008.

The Board of Directors and Committees

Our board of directors is currently composed of four members, two of whom are employees. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified.

Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its board of directors as a whole.  We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board.  We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.  We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the board.

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and has determined that two of our current directors, namely Ms. Zhang and Mr. Wei, are independent based on such criteria.

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

Code of Ethics

For the year ended December 31, 2008, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time.

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

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;
•	compensation should appropriately reflect differences in position and responsibility;compensation should be reasonable; and
•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;
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

Compensation Benchmarking and Peer Group

Our board did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2008 in setting executive compensation. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our board regarding our executives’ compensation for fiscal year 2008. As our company grows, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

The principal elements of our executive compensation are:

•	base salary;
•	discretionary annual cash performance-based incentives;
•	long-term incentive plan awards; and
•	perquisites and other compensation.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, with the exception of our newly appointed interim Chief Financial Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2008, subject to the provisions of each person’s employment agreement, our board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Performance-Based Incentives

Our board of directors has discretion to approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Since we do not have a compensation committee, any bonus awards will be generally based on our management’s recommendations and ultimately decided upon by our board. Our board of directors has not yet determined cash bonus levels for our named executive officers for 2008. The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance, and for achieving important operational and financial milestones during the fiscal year.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2008. No stock options were held by the named executive officers as of December 31, 2008.

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

Summary of Cash and Other Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during each of our last three fiscal years ended December 31, 2008, December 31, 2007, and December 31, 2006 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as our principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) our three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000 during the applicable fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Chun Shan Yue	2006	$162,432	$—	$—	$—	$—	$—	$162,432
Chief Executive Officer	2007	$92,504	$—	$—	$—	$—	$—	$92,504
	2008	$97,280	$—	$—	$—	$—	$—	$97,280

Kwan Pui Wong	2006	$0	$—	$—	$—	$—	$—	$0
Former Chief Financial Officer	2007	$66,185	$—	$—	$—	$—	$—	$66,185
	2008	$106,144	$—	$—	$—	$—	$—	$106,144

Danny Sau Kwong Leung	2006	$230,642	$—	$—	$—	$—	$—	$230,642
Chief Operating Officer	2007	$187,859	$—	$—	$—	$—	$—	$187,859
	2008	$175,825	$—	$—	$—	$—	$—	$175,825

Albert Chi Wai Wong	2006	$111,369	$—	$—	$—	$—	$—	$111,369
Former Chief Financial Officer	2007	$52,111	$—	$—	$—	$—	$—	$52,111
	2008	$0	$—	$—	$—	$—	$—	$0

Tsoi Kee Kwong	2006	$262,185	$—	$—	$—	$—	$—	$262,185
General Manager	2007	$122,419	$—	$—	$—	$—	$—	$122,419
	2008	$155,509	$—	$—	$—	$—	$—	$155,509

(1)
The salaries for 2006 and 2007 were expressed in U.S. Dollars based on the interbank exchange rate of 7.7988 Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2007.  The salaries for 2008 were expressed in U.S. Dollars based on the interbank exchange rate of 7.751Hong Kong Dollars for each 1.00 U.S. Dollar, on December 31, 2008.

Grants of Plan-Based Awards

We currently have no non-equity or equity-incentive plans.

Outstanding Equity Awards at Fiscal Year-End

We do not have any outstanding equity awards as of December 31, 2008.

Nonqualified Deferred Compensation Plans

We do not have any non-qualified deferred compensation plans.

Director Compensation

For the year ended December 31, 2008, none of the members of our board of directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

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

•	the rights conferred in our bylaws are not exclusive.

Our board of directors has authorized management to negotiate and obtain directors’ and officers’ liability insurance.

 Employment or Director Compensation Agreements and Arrangements

The following is a summary of the material terms of our executive officers’ employment agreements as of fiscal year 2008.

•	Under the terms of his employment agreement, Mr. Yue’s annual salary is HK$754,000 Hong Kong Dollars (“HK$”) (approximately $ 97,280 in U.S. dollars).

•	While he was employed with the Company and under the terms of his employment agreement, Mr. Kwan Pui Wong’s annual salary was HK$960,000 (approximately $123,096 in U.S. dollars).

•	Under the terms of his employment agreement, Mr. Leung’s annual salary is HK$1,250,000 plus bonus (approximately $160,125 in U.S. dollars).

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 23, 2009, determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act of 1934, as amended, for each of the following persons:

•	each of our executive officers and directors;
•	all executive officers and directors as a group; and
•	each person who is known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Asiamart, Inc., Room 1508, Peninsula Square, 18 Sung On Street, Hung Hom, Kowloon, Hong Kong. The percentage of class beneficially owned set forth below is based on 24,744,177 shares of common stock outstanding on April 23, 2009.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares beneficially owned	Option Shares	Percentage of Class Beneficially Owned
Alex Chun Shan Yue (1)	16,412,327	—	66.3%
Edward Wai Man Ma	—	—	—
Danny Sau Kwong Leung	—	—	—
Total drectors and executive officers as a group (3 persons)	16,412,327	—	66.3%
5% Stockholders:
Forever Rise Holdings Limited (2)	16,412,327	—	66.3%

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

Certain Relationships and Related Transactions

As of December 31, 2008 and 2007, amounts due to stockholders totaling $288,456 and $286,585, represented the temporary advances to the Company. The balances were unsecured, interest-free and repayable on demand.

For the year ended December 31, 2007, the Company earned revenue from the sale of products to Prince Digital, a related company which was previously controlled by Mr. Tsoi Kee Kwong Ricky, a shareholder of the Company, with the sales amounts of $997,636 and trade receivable of $451,594, respectively. The sales transactions were recorded at the fair market value in a normal course of business.

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and has determined that two of our current directors, namely Mr. Zhang and Mr. Wei, are independent based on such criteria.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), in each of the last two fiscal years, in each of the following categories are:
	2008*	2007*
Audit fees	$23,000	$—
Audit- related fees	—	—
Tax fees	—	—
All Other fees	—	—

* We retained ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) on February 26, 2009

Fees for professional services provided by our former independent auditors, Cordovano and Honeck LLP, in each of the last two fiscal years, in each of the following categories are:

	2008*	2007*
Audit fees	$36,000	$69,000
Audit- related fees	—	—
Tax fees	—	—
All Other fees	—	—

* We retained Cordovano and Honeck LLP on December 26, 2007

Fees for professional services provided by our former independent auditors, Moore Stephens Wurth Frazer and Torbet, LLP, in each of the last two fiscal years, in each of the following categories are:

	2008	2007
Audit fees	$—	$80,000
Audit- related fees	—	—
Tax fees	—	5,000
All Other fees	—	—

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews. Tax fees included tax compliance, tax advice and tax planning work.

On February 26, 2009, Cordovano and Honeck LLP was dismissed as our certifying independent accountant and on February 26, 2009 we retained the services of our new certifying independent accountant, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Report of Independent Public Accounting Firm, Cordovano and Honeck LLP
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ (Deficit) Equity
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

10.17
Management Service Agreement dated October 28, 2008 by and between Allied Fine Development Limited and Best Paramount Industrial Limited (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 3, 2008)

10.18
Management Service Agreement dated October 28, 2008 by and between Manigood International Industrial Limited and Best Paramount Industrial Limited (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 3, 2008)

10.19
Management Service Agreement dated October 28, 2008 by and between Profits Dreams Development Limited and Best Paramount Industrial Limited (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 3, 2008)

16.1	Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 3, 2008 (incorporated by reference to Exhibit 16.1 of Amendment No. 1 to Current Report on Form 8-K filed on January 4, 2008)

16.2	Letter from Cordovano and Honeck LLP dated March 2, 2009 (incorporated by reference to Exhibit 16.1 of Current Report on Form 8-K filed on March 3, 2009)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on April 15, 2008)

23.1	Consent of Cordovano and Honeck LLP (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on April 15, 2008)

23.2	Consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on April 15, 2008)

31.1	Rule 13a-14(a)/15d-14(a)(4) Certification by Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a)(4) Certification by Chief Financial Officer *

32.1	Section 1350 Certification by Chief Executive Officer *

32.2	Section 1350 Certification by Chief Financial Officer *

* Filed herewith

(1)	Certain portions of this agreement are subject to a request for confidential treatment, granted pursuant to an order by the Securities and Exchange Commission dated January 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAMART, INC.

Dated: May 4, 2009	By:	/s/ Alex Chun Shan Yue
Alex Chun Shan Yue Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Alex Chun Shan Yue	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive	May 4, 2009
Alex Chun Shan Yue	Officer)

/s/ Danny Sau Kwong Leung	Chief Operating Officer and Director	May 4, 2009
Danny Sau Kwong Leung

/s/ Edward Man Wai Ma	Chief Financial Officer (Principal Financial	May 4, 2009
Edward Man Wai Ma	and Accounting Officer)

/s/ Feng Zhang	Director	May 4, 2009
Feng Zhang

/s/ Zhong Wei	Director	May 4, 2009
Zhong Wei