Form 10-Q
period 2009-03-31
ASIAMART, INC.
filed 2009-05-20
CIK 1072702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

As of April 23, 2009, the Registrant had 24,744,177 shares of Common Stock outstanding.

ASIAMART, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASIAMART, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive (Loss) Income for the three months ended March 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-18

ASIAMART, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$101,829	$99,186
Accounts receivable, net	1,622,930	1,798,142
Inventories	226,705	159,569
Deposits and prepaid expenses, net	659,577	418,212
Income tax recoverable	246,967	144,885
Other receivables, net	132,446	54,152
Total current assets	2,990,454	2,674,146

Plant and equipment, net	536,261	592,141
Debt issuance costs, net	52,711	79,067
Total non-current assets	588,972	671,208

TOTAL ASSETS	$3,579,426	$3,345,354

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,642,661	$1,104,528
Accrued liabilities and other payables	2,472,084	2,426,101
Customer deposits	108,083	108,515
Amount due to stockholders	288,457	288,456
Bank borrowings	5,864	23,216
Current portion of obligation under capital leases	58,046	82,287
Convertible debenture, net of discount of $526,364	2,543,531	2,287,706
Total current liabilities	7,118,726	6,320,809

Long-term liabilities
Obligation under capital leases	148,193	124,293
Total long-term liabilities	148,193	124,293

Total liabilities	7,266,919	6,445,102

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,744,177 and 24,744,177 shares issued and outstanding as of March 31, 2009 and December 31, 2008	2,474	2,474
Additional paid-in capital	3,455,421	3,455,421
Accumulated deficit	(7,207,080)	(6,619,390)
Accumulated other comprehensive income	61,692	61,747
Total stockholders’ deficit	(3,687,493)	(3,099,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,579,426	$3,345,354

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008
REVENUES, NET
Sale of products	$3,762,793	$10,987,262
Sale of products, related party	-	290,130
Service income	718,995	-

Total revenues, net	4,481,788	11,277,392

COST OF REVENUE (exclusive of depreciation)	4,331,353	5,813,486

GROSS PROFIT	150,435	5,463,906

Operating expenses:
Sales and marketing	-	3,215,785
Depreciation	43,727	64,968
General and administrative	494,880	1,774,674

Total operating expenses	538,607	5,055,427

(LOSS) INCOME FROM OPERATIONS	(388,172)	408,479

Other income (expense):
Other income	66,706	-
Reversal of allowance for doubtful accounts	19,345	-
Gain on disposal of plant and equipment	16,223	-
Interest expense	(318,305)	(322,934)
Foreign exchange gain	16,513	201,462
Other expense	-	(2,670)

Total other expense	(199,518)	(124,142)

(LOSS) INCOME BEFORE INCOME TAXES	(587,690)	284,337

Income tax expense	-	(45,835)

NET (LOSS) INCOME	(587,690)	238,502

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(55)	6,830

COMPREHENSIVE (LOSS) INCOME	$(587,745)	$245,332

Net (loss) income per share – Basic and diluted	$(0.02)	$0.01

Weighted average shares outstanding – Basic and diluted	24,744,177	24,744,177

See accompanying notes to condensed consolidated financial statements.

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(587,690)	$238,502
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	43,727	64,968
Reversal of allowance for doubtful accounts	19,345	-
Gain on disposal of plant and equipment	(16,223)	-
Amortization of discount and debt issuance costs on convertible debenture	282,180	282,181
Change in operating assets and liabilities:
Accounts receivable, trade	175,212	(245,683)
Inventories	(67,136)	253,343
Deposits, prepaid expenses and other receivables	(339,004)	(189,015)
Income tax recoverable	(102,082)	45,776
Accounts payable	538,133	(727,709)
Amount due to stockholders	-	306
Accrued liabilities and other payables	45,983	(102,783)
Customers deposit	(432)	-
Deferred tax liabilities	-	16
Net cash used in operating activities	(7,987)	(380,098)

Cash flows from investing activities:
Proceed from disposal of plant and equipment	21,828	-
Long-term loans from travel agencies	-	15,011
Net cash provided by investing activities	21,828	15,011

Cash flows from financing activities:
Repayment of installment loan	(17,338)	(136,975)
Proceed from capital lease obligations	56,562	-
Repayment of capital lease obligations	(56,765)	(69,962)
Net cash used in financing activities	(17,541)	(206,937)

Effect of exchange rate changes in cash and cash equivalents	6,343	6,830

CHANGE IN CASH AND CASH EQUIVALENTS	2,643	(565,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,186	1,817,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,829	$1,251,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$135,144	$-
Cash paid for interest	$2,540	$6,750

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Motor vehicle purchased under capital lease	$56,562	$-

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	paid-in capital	deficit	(loss) income	deficit

Balance as of January 1, 2009	24,744,177	$2,474	$3,455,421	$(6,619,390)	$61,747	$(3,099,748)

Foreign currency translation adjustment	-	-	-	-	(55)	(55)

Net loss for the period	-	-	-	(587,690)	-	(587,690)

Balance as of March 31, 2009	24,744,177	$2,474	$3,455,421	$(7,207,080)	$61,692	$(3,687,493)

See accompanying notes to condensed consolidated financial statements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2	DESCRIPTION OF BUSINESS AND ORGANIZATION

Asiamart, Inc. (“AAMA” or the “Company”) was incorporated under the laws of the State of Delaware on August 25, 1997 as WT Holdings Corporation. On November 30, 2006, the Company further changed to its current name.

The Company through its subsidiaries, engages in two operating segments, a retailing segment providing management services to other retailers, and a trading segment which is primarily involved in the import and local distribution of consumer electronic products.

Since the fourth quarter of 2008, the Company has restructured its major operation from being an outlet and discount shopping center operator to a retail service provider. The Company has closed its two retail outlets at the end of 2008 and shifted its resources to provide management services to other retail operators in Hong Kong.

AAMA and its subsidiaries are hereinafter referred to as “the Company”.

NOTE 3	GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the three months ended March 31, 2009, the Company incurred a net loss of $587,690. Additionally, the Company had a working capital deficit of $4,128,272 and the accumulated deficit of $3,687,493, as of March 31, 2009. The continuation of the Company is dependent upon the continuing financial support of shareholders and the anticipation of business restructuring plan. As a result, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAMA and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2009 and 2008 were $43,727 and $64,968, respectively.

As of March 31, 2009, motor vehicles and certain equipment under capital leases were included with the aggregate net book value of $341,961.

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

Sale of products represents the sale of electronic appliances through trading network. Sale of products is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded, net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Service income is primarily derived from the provision of management service to other retail operators. These services are generally billed on a monthly basis. Revenue is recognized when service is rendered and accepted by the customers.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company adopts Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:
	Three months ended March 31,
	2009	2008
Period end HK$ : US$1 exchange rate	7.7519	7.7827
Average period HK$ : US$1 exchange rate	7.7537	7.7954

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended March 31, 2009, the Company operates in two reportable segments in Hong Kong.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, deposits and prepaid expenses, other receivables, accounts payable, accrued liabilities and other payables, customer deposits, amount due to stockholders and income tax payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends.

Recent accounting pronouncements

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the condensed consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 5	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accounts receivable, cost	$2,126,181	$2,301,393
Less: allowance for doubtful accounts	(503,251)	(503,251)

Accounts receivable, net	$1,622,930	$1,798,142

For the three months ended March 31, 2009 and 2008, no allowance for doubtful accounts was provided.

NOTE 6	DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Rental & utility expense	$131,954	$156,415
Purchase and other deposits	856,722	641,003
Prepaid expense	805,892	775,130
	1,794,568	1,572,548
Less: allowance for doubtful accounts	(1,134,991)	(1,154,336)

Deposits and prepaid expenses, net	$659,577	$418,212

For the three months ended March 31, 2009, the Company has reversed $19,345 allowance for doubtful accounts due to subsequent recovery from other deposits.

NOTE 7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued liabilities	$316,407	$314,552
Commission payable	1,460,101	1,460,101
Salaries payable	432,917	303,387
Other payables	262,659	348,061
	$2,472,084	$2,426,101

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8	BANK BORROWINGS

Bank borrowings consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:

Installment loan from Dah Sing Bank, with an effective annual interest rate of 11%, due April 18, 2009, guaranteed by two of the Company's directors	$5,864	$23,216
Obligation under capital leases	206,239	206,580

Total	212,103	229,796
Less: current portion of bank borrowings	(5,864)	(23,216)
Less: current portion of obligation under capital leases	(58,046)	(82,287)

Total debts, net of current portion	$148,193	$124,293

The Company purchased certain equipment and motor vehicles under capital lease arrangements with several independent financial institutions in Hong Kong, with an effective interest rate ranging from 6.0% to 9.6% per annum, due through 2009 to 2013 and repayable the principal and interest monthly. The maturities of the capital leases obligation for the next five years are as follows:

Period ending March 31:
2010	$66,428
2011	66,428
2012	53,422
2013	44,795
Total capital leases obligation	231,073
Less: interest	(24,834)

Present value of net minimum obligation	$206,239

The Company’s certain equipment and motor vehicles are held under capital lease and the related depreciation is included in depreciation expense.

NOTE 9	CONVERTIBLE DEBENTURE

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

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the debentures. For the three months ended March 31, 2009 and 2008, $255,825 and $255,825 were amortized and recorded as part of financing expenses, respectively.

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

NOTE 10	INCOME TAXES

For the three months ended March 31, 2009 and 2008, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008

Tax jurisdictions from:
– Local	$(342,121)	$(342,540)
– Foreign	(245,569)	626,877

(Loss) income before income taxes	$(587,690)	$284,337

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Significant components of the provision for income taxes are as follows:

	Three months ended March 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	-	45,835

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$-	$45,835

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in United States and Hong Kong that are subject to tax in the jurisdiction in which they operate, as follows:

United States of America

AAMA is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2009, the operation in the United States of America has $342,121 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax at the statutory income rate of 16.5% and 17.5% on assessable income for the three months ended March 31, 2009 and 2008, respectively.

For the period ended March 31, 2009, Hong Kong operations incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of March 31, 2009, the aggregate net operating loss carryforwards was approximately $245,569 for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
- United States	$1,158,189	$1,041,868
- Hong Kong	884,635	844,117
Total net deferred tax assets	2,042,824	1,885,985
Less: valuation allowance	(2,042,824)	(1,885,985)

Net deferred tax assets	$-	$-

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,042,824 as of March 31, 2009. For the three months ended March 31, 2009, the valuation allowance increased by $156,839, primarily relating to net operating loss carryforwards.

NOTE 11	RELATED PARTY TRANSACTIONS

(a)        Trade receivable and sales – related party

For the three months ended March 31, 2009, the Company incurred no related party transactions.

For the three months ended March 31, 2008, the Company earned revenue from the sale of products to Prince Digital, a related company which was previously controlled by Mr. Ricky Kee Kwong Tsoi, a stockholder of the Company, with the sales amounts of $290,130 and trade receivable of $737,991, respectively. The sales transactions were recorded at the fair market value in a normal course of business.

(b)        Amounts due to stockholders

As of March 31, 2009 and December 31, 2008, amounts due to stockholders totaling $288,457 and $288,456, represented the temporary advances to the Company. The balances were unsecured, interest-free and repayable on demand.

NOTE 12	SEGMENT INFORMATION

The Company’s operating businesses are structured and managed separately, according to the nature of their operations and the products and services they provide. The Company identifies its reportable segments based on management responsibility: (i) the trading segment and (ii) the retailing segment.

	Three months ended March 31,
	2009	2008
Revenue, net:
Trading	$3,792,424	$5,658,488
Retailing	718,995	10,357,771
Less: inter-segment sales	(29,631)	(4,738,867)

	$4,481,788	$11,277,392

	Three months ended March 31,
	2009	2008
(Loss) income before income tax:
Trading	$(91,977)	$339,071
Retailing	(495,713)	(54,734)

	$(587,690)	$284,337

All of the Company’s revenue and assets are located in Hong Kong.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

	Three months ended March 31, 2009
Customers	Sales	Percentage of total sales	Accounts receivable, net

Customer A	$1,776,028	47%	$457,721
Customer B	1,673,252	44%	254,414

Total:	$3,449,280	91%	$712,135

For the three months ended March 31, 2008, there was no customer account for 10% or more of revenues.

(b)         Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for each of the three months ended March 31, 2009 and 2008 their outstanding balances as at period-end date:

	Three months ended March 31, 2009
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$1,951,767	52%	$764,854
Vendor D	450,778	12%	194,552

Total:	$2,402,545	64%	$959,406

	Three months ended March 31, 2008
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$1,484,011	28%	$426,905
Vendor B	1,031,716	20%	222,491
Vendor C	518,382	10%	121,659

Total:	$3,034,109	58%	$771,055

(c)       Credit risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

ASIAMART, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(d)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings and capital leases. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2009, all borrowings were at fixed rates.

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

NOTE 14	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company has entered into several non-cancelable operating agreements for office premises and outlets expiring through 2009. Total rent expense for the three months ended March 31, 2009 and 2008 amounted to $101,290 and $105,511, respectively.

As of March 31, 2009, the Company has future minimum rental payments of $203,368 under these operating leases in the next 12 months.

(b)         Legal proceedings

On November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but the order dismissing claims for damages was affirmed. On or about January 29, 2009, Everest Special Situations Fund, LP filed a motion for leave to amend and supplement the complaint. The case is presently proceeding to the discovery phase. No trial date has been set.

NOTE 15	COMPARATIVE FIGURES

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

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Asiamart” or the “Registrant” refer to Asiamart, Inc., a Delaware corporation.

Overview

Our core business, prior to the third quarter of 2008, was the operation of outlets and discount shopping centers catering principally to tourists visiting Hong Kong from other parts of mainland China. We offered tourists discount prices on selected international brands in a wide range of merchandise categories such as consumer electronics, cosmetics, watches, dietary supplements, health care products and optical instruments. Nearly all of our customers were brought to our shopping centers by various mainland Chinese travel companies and travel tour operators.

Over the past few years, our goal has been the development of our retail business with a focus on international tourists in Hong Kong. With the downturn of the economy, management has re-evaluated the Company’s business model and operation.  In the near future, management foresees a significant slowdown in retail sales, anticipates a reduction in tourist visits from mainland China to Hong Kong, and a reduction in spending per tourist, partly as a result of adverse changes in travel policy and the domestic economic environment in China. As such, management has changed its business model from being an outlet and discount shopping center operator to a retail service provider.

During the third quarter of 2008, the revenue of the Company significantly decreased due to the above-mentioned trends.  In addition, in the period leading up to and during the Beijing 2008 Olympic Games, the Chinese government restricted outbound travel visas, and this policy has not been reversed following the Olympics. Further, management believes that the current ongoing global economic recession is discouraging tourist visits to Hong Kong.

In the present economic climate, management believes that the Company is unlikely to sustain profitability with the operation of its retail outlets, and believes that changing its business model will be in its best interest. Management believes the Company faces heavy competition from other local retailers seeking to make sales to a dwindling group of tourists, which is causing a trend toward lower profits. Retailers that wish to stay afloat have to compete fiercely by drastically marking down their prices, lowering their margins, and offering higher commissions to travel operators. Some of our competitors are in a better position to weather the economic storm because they have better locations with heavier foot traffic and attract a higher density of tourists. Management believes that our sales will not improve in the near future due to the difficult economic climate, the location of our outlets, and the intense competition surrounding our area. Therefore, starting the third quarter of 2008, the Company has shifted its business model from being an outlet and discount shopping center operator to a retail service provider and has closed the operation of its two outlets at the end of 2008.

On October 28, 2008, three of our subsidiaries entered into a series of Management Service Agreements (the “Agreements”) with Best Paramount Industrial Limited (“Best Paramount”) whereby they agreed to act as a service provider to Best Paramount. Best Paramount is reputed to be an experienced retail operator that sells a wide variety of appealing items that attract tourists, including, but not limited to, cosmetics, electronics, jewelry and branded watches, and it also has the advantage of securing an excellent location in the coveted Emax within Hong Kong International Trade and Exhibition Center, an attractive location with heavy foot traffic from visiting tourists.

Under the Agreements, the Company agreed to provide technical, commercial and operational management for Best Paramount. The scope of services provided by the Company includes, but is not limited to, accounting, human resources, administrative, marketing and sales consultancy, retail operation and inventory management. The Company is responsible for running Best Paramount’s premises and agreed to provide its employees to staff Best Paramount’s operation. Best Paramount is responsible for paying its own rent, cost of sales, commissions to travel agents and taxes. The Company is responsible for paying all other expenses of the operation, including, but not limited to, advertising, utilities, insurance, salaries, transportation, cleaning and administrative (“Actual Costs”) on the behalf of Best Paramount. Best Paramount reimburses the Company for the Actual Costs, and in addition pay Company a 5% mark-up of such Actual Costs as consideration for the Company’s services. The Agreements may be terminated by mutual agreement, by either party giving the other written notice in the event of material breach, or by giving a 60-day prior written notice without cause.  The Company believes its new direction will position the Company to produce a more stable stream of income and achieve profitability for the Company and its shareholders.

In addition, we own and operate two trading subsidiaries - Raffle Limited and Sure Profits Trading Limited, which engage in the import and local distribution of consumer electronic products. We source our products from suppliers worldwide in order to provide our customers with an extensive variety of products at competitive prices. We have also established a comprehensive quality assurance and service protocol. Our customers are entitled to a full refund within 180 days of their purchase of a product if the product does not meet their satisfaction. In cases where there is a manufacturer’s warranty, during the warranty period our customers can bring their products directly to manufacturers in China, including Hong Kong and Macau, for repair. We mark the receipts for our products with a special symbol to denote our guarantee that the product is authentic and sourced directly from the manufacturer or an authorized dealer.

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

While our significant accounting policies are described in Note 4 to our consolidated financial statements, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results.

Revenue recognition. In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

Sale of products represents the sale of electronic appliances through our trading network. Sale of products is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded, net of sales discount and actual returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

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

Plant and equipment. Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational. Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Depreciation expense for the three months ended March 31, 2009 and 2008 were $43,727 and $64,968, respectively. As of March 31, 2009, motor vehicles and certain equipment under capital leases were included with the aggregate net book value of $341,961.

Impairment of long-lived assets. The Company accounts for impairment of plant and equipment and long-term loans receivables in accordance with SFAS No. 144, “Accounting for Impairment or disposal of Long-Lived Assets”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008.

Revenues. For the three months ended March 31, 2009, total revenue decreased 60% from $11.3 million to $4.5 million relative to the three months ended March 31, 2008.  During the latter half of 2008, we switched business direction from being a retail operator to a retail service provider due to the economic recession which led to a significant slowdown in retail sales and fierce competition from other retailers. We terminated the retail operations of our business and closed our two shopping centers during the fourth quarter of 2008, which caused a significant reduction in our revenue. We currently derive our revenue from providing management services to Best Paramount and the distribution of consumer electronic products through our trading segment.

Cost of Sales. Cost of sales decreased from $5.8 million for the three months ended March 31, 2008 to $4.3 million for the three months ended March 31, 2009, a decrease of 25.5% in cost of sales.  The decrease in cost of sales is due to the fact that the cost of sales for the first quarter of 2009 represented only the cost of the trading segment compared to the cost of sales for the first quarter of 2008 which is inclusive of both the trading and retail segments of our business.

Gross Profit.  Gross profit decreased from $5.5 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009, a decrease of 97.2% in gross profit. The decrease in gross profit was because the gross profit for the first quarter of 2009 represented the gross profit of the trading segment and the management services provided compared to the gross profit for the first quarter of 2008 which is inclusive of both the trading and retail segments of our business. This significant decrease of gross profit was mainly attributable to the change from the closure of our shopping centers in 2008 to the provision of management services.  The retail operations produced a much higher gross profit margin compared to our trading segment.  Therefore, the termination of our retail operations caused a significant decrease in our overall gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $5.1 million for the three months ended March 31, 2008 to $0.5 million for the same period in 2009, a decrease of 89.3%. Our selling, general and administrative expenses significantly decreased due to the closure of our shopping centers which reduced our overall overhead expenses.

Other Income (Expense). Other income (expense) primarily represents the gain or loss on exchange from converting RMB received from customers to Hong Kong Dollars and amortization expenses on the debt discount. Total other expense increased from $0.1 million for the three months ended 2008 to $0.2 million for the same period in 2009.

Business Segments

Our operating businesses are structured and managed separately, according with the nature of their operations and the products and services they provide. We identify our reportable segments based on management responsibility, and these reportable segments are (i) the trading segment (“Trading Segment”) and (ii) the retailing segment providing management services to other retailers (“Retailing Segment”). Information on segments and reconciliations to income before income taxes are described in Note 12 to our consolidated financial statements and is incorporated herein by reference.

Trading Segment

Sales revenue from external customers in the Trading Segment during the first quarter decreased 33.0%, from $5.7 million for the three month period ended March 31, 2008 to $3.8 million for the same period in 2009.  The decrease was attributable to a downturn in the economy.  During times of economic downturn, consumers tend to spend less on electronics and other discretionary products, and we believe this larger economic trend has affected our sales revenue in our trading segment.

Retailing Segment

Management services revenue during the first quarter ended March 31, 2009 was $0.7 million, compared to $10.2 million revenue earned by our retail operations during the first quarter ended March 31, 2008.  Since our two shopping centers closed at the end of 2008, the revenue from our retail operations in the Retailing Segment has been replaced with the revenue from our management services.

Liquidity and Capital Resources

Cash Flows

For the three month period ended March 31, 2009, net cash flow used in operating activities was $7,987, compared to the net cash flow used in operating activities of $380,098 for the same period in 2008.  The improvement in cash flow used in operating activities was mainly due to deferred payments and an increase in accounts payable.

Net cash flow provided by investing activities in the first quarter of 2009 was $21,828, compared to $15,011 of net cash flow provided by investing activities in the first quarter of 2008.  The increase of net cash flow provided by investing activities was due to the disposal of plant and equipment.

Net cash flow used in financing activities was $17,541 for the three month period ended March 31, 2009 compared to the net cash flow used in financing activities of $206,937 for the same period in 2008.  The decrease was mainly due to a decrease in repayment of installment loan.

Capital Resources

At March 31, 2009, we had cash and cash equivalents of $0.1 million, other current assets of $2.9 million and current liabilities of $7.1 million. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

The continuation of the Company is dependent upon the continuing financial support of shareholders and the anticipation of a business restructuring plan. There is no assurance, however, that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our expenditures, including capital expenditures for property and equipment, which could harm our business.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands of dollars)

Contractual Obligations :

Total Indebtedness	$6	$6	$—	—	$—

Capital Lease Obligations	231	66	165	—	—

Operating Leases	203	203	—	—	—

Total Contractual Obligations:	$440	$275	$165	$-	$—

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

Effects of Inflation

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell under our Trading Segment.  Price risks are managed by our Trading Segment through productivity improvements and cost-containment measures.  Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations, or cash flows.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $0.1 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.   CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than the proceeding described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceeding that has had, or may have, a significant effect on us. We are not aware of any material legal proceedings pending against us.

We are involved in a legal proceeding called Everest Special Situations Fund, LP v. Asiamart, Inc. (Index No. 603666/07). On or about November 5, 2007, Everest Special Situations Fund, LP filed a Complaint in the Supreme Court for the State of New York, County of New York (the “Court”), alleging claims for fraud and breach of contract related to a Securities Purchase Agreement entered into with the Company on October 6, 2006. The Company filed a Motion to Dismiss the Complaint, which was submitted on March 26, 2008. The Court granted the Motion and dismissed the action pursuant to an Order entered on April 8, 2008. Everest Special Situations Fund, LP filed a Motion for Reargument of the Motion to Dismiss the Complaint in May 2008. On June 24, 2008, the Court entered an order partially granting and partially denying the Motion for Reargument. The Court ruled that Everest Special Situations Fund, LP could amend the complaint to assert a claim for rescission, but the order dismissing claims for damages was affirmed.  On or about January 29, 2009, Everest Special Situations Fund, LP filed a motion for leave to amend and supplement the complaint. The case is presently proceeding to the discovery phase. No trial date has been set.

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

Our business could be adversely affected by the effects of SARS, Swine Flu, or other epidemics or outbreaks. China reported a number of cases of SARS in the spring of 2003, which severely impacted the tourism industry for many months. Any prolonged recurrence of SARS or other adverse public health developments in China could negatively impact tourism in Hong Kong, which would have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary travel restrictions, or even closure of our facilities or offices. Such closures would severely disrupt our customer flow and business operations, and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description

10.20	Addendum to Management Service Agreement dated April 29, 2009 by and between Allied Fine Development Limited and Best Paramount Industrial Limited*

10.21	Addendum to Management Service Agreement dated April 29, 2009 by and between Manigood International Industrial Limited and Best Paramount Industrial Limited*

10.22	Addendum to Management Service Agreement dated April 29, 2009 by and between Profits Dreams Development Limited and Best Paramount Industrial Limited*

31.1	Rule 13a-14(a)/15d-14(a)(4) Certification by Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a)(4) Certification by Principal Accounting and Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer *

32.2	Section 1350 Certification by Principal Accounting and Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIAMART, INC.

Dated: May 20, 2009	By:	/s/ Alex Chun Shan Yue
Alex Chun Shan Yue Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2009	By:	/s/ Edward Man Wai Ma
Edward Man Wai Ma Chief Financial Officer (Principal Financial and Accounting Officer)